Form 10KSB
period 2004-12-31
AUTOSTRADA MOTORS INC
filed 2005-03-31
CIK 1286923

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2004
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                               -------------------
                                     0-51075


                             AUTOSTRADA MOTORS, INC.
                       ----------------------------------
                 (Name of Small Business Issuer in its Charter)

           UTAH                                              20-0919460
           ----                                              ----------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                               235 WEST 500 SOUTH
                           Salt Lake City, Utah 84101
                           --------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 524-9500


                              None; Not Applicable.
                              ---------------------
          (Former Name or Former Address, if changed since last Report)



Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value common stock


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2004- $1,203,453

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 22, 2005 - $63,000. There are approximately 252,000 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock, the Company has valued these shares at $0.25 per share, the price at which the stock was sold by the Company to its shareholders.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  March 22, 2005
                                    1,050,000

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---


                                     PART I

Item 1.  Description of Business.
---------------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     ------------------------------------

     Autostrada Motors, Inc. (our "Company," "we," "us," "our" and words of similar import) was formerly Autostrada Motors, LLC., a Utah Limited Liability Corporation ("LLC"). The LLC was established in September of 2003, for the purpose of operating an automobile dealership which participated in the wholesale and retail used car markets. The LLC was reorganized as a Utah corporation on March 19, 2004, following the corporate reorganization from an LLC to a corporation, with us issuing 600,000 shares of common stock to the members of the LLC in exchange for their ownership interests.

     Our Company has an authorized capital of $75,000 consisting of 70,000,000 shares of common stock of a par value of $0.001 per share and 5,000,000 shares of preferred stock of a par value of $0.001 per share.

     Copies of the Articles of Conversion by which we converted from an LLC to a corporation and our Articles of Incorporation, and our Bylaws, as amended, were attached to our initial 10-SB Registration Statement filed with the Securities and Exchange Commission on December 14, 2004 and are incorporated herein by reference. See Part III, Item 13.

     An additional 150,000 shares of our common stock were issued to directors for services rendered on behalf of our Company pursuant to a Consulting Agreement dated April 1, 2004, a copy of which was attached to our initial 10-SB Registration Statement that was filed with the Securities and Exchange Commission on December 14, 2004 and is incorporated herein by reference. See
Part III, Item 13. These shares were issued pursuant to Rule 701 of the Securities and Exchange Commission.

     On April 5, 2004, we also issued 270,200 shares of our common stock at $0.25 per share for an aggregate total of $67,550 under Rule 504 of Regulation D of the Securities and Exchange Commission and Rule 164-14-25s of the Utah Division of Securities regarding general solicitations to "accredited investors."

     On April 23, 2004, we issued an additional 29,800 shares of our common stock at $0.25 per share for an aggregate total of $7,450 pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission and Rule 164-14-25s of the Utah Division of Securities regarding general solicitations to "accredited investors."

Material Changes in Control Since Inception and Related Business History.
-------------------------------------------------------------------------

Business.
---------

     Our Company's plan of operation for the next 12 months is to continue the operations of our Company's wholesale and retail automobile dealership, including the operation of our retail used car sales lot. We recently completed the relocation of our retail used car sales lot from 1145 South Richards Street, in Salt Lake City, Utah, to its new location at 235 West 500 South, Salt Lake City, Utah.

     We moved into our current business location on October 1, 2004. This location consists of two buildings on .78 acres. One building of 1400 sq. ft. has six sales offices and the second building is a four bay shop of 2400 sq. ft. The remaining acreage is paved and capable of accommodating approximately 50 vehicles in the car sales display area. The balance of the acreage is used for customer, employee and shop parking and traffic flow. Our location has been a franchised dealer used car sales site for over 25 years. We are now situated on a major freeway entrance to I-15/80 near downtown Salt Lake City. This one way street has daily traffic flow of over 45,000 vehicles with a majority of this volume consisting of daily commuters. A large pole sign is prominently located on our frontage. We have signed a triple net one year lease with four one year options, that, in our sole discretion, may extend the lease through August 2009. A "triple Net lease" means that we are solely responsible for all repairs and/or property taxes on the leased premises. The annual lease payment is $30,000, with a 3% increase if each successive lease extension is exercised. Approximately one third of the acreage and the shop building have been sublet to Diamond Executive Detailing, L. C. ("Diamond"), which is owned by Douglas W. Fry and Stephen R. Fry, two of our directors and executive officers. Diamond provides automotive detailing services to us. The terms of the sub-lease are the same as the master lease except that the initial annual lease payment is $20,400. Most utility payments are paid by us.

Risk Factors.
-------------

     Early Stage of Development.

     We were initially formed in September, 2003, and are at a very early stage of our development. We have less than two years of operating history, and there is no guarantee that we will generate profits from our operations.

Extremely Limited Assets; No Profits from Operations.

     We have limited assets and have had no profitable operations since our inception. Operating capital has been raised through loans from members, lines of credit with depository institutions and through investments from our shareholders. Also, we have had negative cash flows from operations. These factors raise substantial doubt about our ability to operate as a going concern.

Auditor's 'Going Concern' Opinion.

     The Independent Auditor's Report issued in connection with the audited financial statements of our Company for the fiscal year ended December 31, 2004, expresses "substantial doubt about its ability to continue as a going concern," due to our status as a start up and our lack of profitable operations. See the Index to Financial Statements, Part II, Item 7.

Losses Associated With Start-up.

     We have not had a profitable operating history. We cannot guarantee that we will become profitable.

Dependence on Management.

     We are highly dependent on the technical and managerial skills of our officers and directors, even though they have limited experience in the automobile industry; therefore, the success of our business is highly dependent upon our ability to retain them and to identify, hire and retain additional personnel as the need arises. There can be no assurance that we will be able to retain existing personnel or to identify or hire additional qualified personnel.

     The Company believes it is "highly" dependent on Mr. Douglas Fry and Mr. Stephen Fry due to their business relationships within the new and used automobile resale industry, in the greater Salt Lake City area. Over the past 10 years, Mssrs. Fry and Fry have operated Diamond Executive Detail, LLC. a Utah based LLC which provides, among other services, automobile detailing and refurbishing to numerous new and used automobile dealerships located in the Salt Lake City area.

     The Company believes that Mssrs. Fry and Fry provide the Company with a competitive advantage over other local used car dealerships due to their long standing involvement and numerous personal contacts within the industry. Specifically, the relationships created by the Frys' over the past 10 years have allowed the Company to acquire used car inventories from other local new and used automobile dealerships which may not be available to the Company's competitors.

     Additionally, the Company believes it is "highly" dependent on Mr. Jenson due to the fact that Mr. Jenson was instrumental in assisting the Company in completing its offering pursuant to Rule 504 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company also believes that if it is necessary to raise additional "working capital", Mr. Jenson will be instrumental to the Company in this regard.

No Market for Common Stock; No "Trading Market" for Shares.

     There has never been any "established trading market" for shares of common stock of our Company. Our Company has asked Alpine Securities Corporation ("Alpine") of Salt Lake City, Utah to submit for quotation of our Common stock on the OTC Bulletin Board of the NASD; we anticipate Alpine's Form 211 will be filed in approximately 10 days. No assurance can be given that the NASD will approve this submission. No assurance can be given that any market for our Company's common stock will develop or be maintained. For any market that develops for our Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. In April of 2005, present members of management will have satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144.

     The most principal of these factors is that the public distribution is inherently limited by the 67 total stockholders of record as of January 31, 2005. We also anticipate a thinly-traded market, if one develops. There are only 1,050,000 total shares outstanding as of January, 31, 2005, so there would not be a large volume of trading anticipated. Also, our Company's common stock is a "penny stock" and only certain types of investors can purchase these securities. However, any "substantial" purchase or sale could have the effect of raising or lowering the price on the basis of supply and demand alone, rather than on other established criteria of value.

Risks of "Penny Stock."

     Our Company's common stock will be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ) listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products or Services and their Markets.
-------------------------------------------------

     Our principal products or services are comprised of the retail and wholesale sale of used automobiles.

Competition.
------------

     The market for used automobiles is an established industry, intensely competitive, rapidly evolving and subject to change. We expect competition to be rather constant. Our competitors can be divided into several groups: franchise automobile dealerships, used car dealers, wholesale dealers and Internet dealers. Most all of our current potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients, significantly greater financial backing and extensive relationships with marketing and public relations sources.

     We may have from time to time in good faith made certain pricing and marketing decisions or business or technology acquisitions that could have a material adverse effect on our future business, financial condition, results of operations or other factors effecting our business. Competition of the type described above could also materially adversely affect our business, results of operations, financial condition and prospects. We can make no assurances that our operations will be successful in this competitive environment.

     In addition, our ability to maintain future client relationships and generate new clients will depend to a significant degree on the quality of our services and our reputation among our clients and potential clients, compared with the quality of our services provided by, and the reputations of, our competitors. To the extent we lose clients to our competitors because of dissatisfaction with our services or our reputation is adversely affected for any other reason, our business, result of operations, financial conditions and prospects could be materially adversely affected.

     There are relatively low barriers to entry into our business. Because firms such as ours rely on the skill and knowledge of their personnel and the quality of their client service, they have no patented technology that would preclude or inhibit competitors from entering their markets. We are likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by our Company, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     We purchase our used car inventory from several sources including wholesale vehicle auctions throughout the Intermountain West, as trade-in vehicles and from other local area dealers. There should be no shortage in supply of available used automobiles for sale.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
----------------

     We are a duly licensed automobile dealer by the state of Utah, as of April 13, 2004.

Need for any Governmental Approval of Principal Products of Services.
---------------------------------------------------------------------

     We are subject to certain federal, state and local laws and regulations relating to small businesses publicly-owned companies in general and wholesale and retail used automobile dealerships. It is possible that certain laws and regulations may be adopted at the local, state and federal levels that could effect our operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for our products or increase the cost of doing business as a result of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on our business, financial condition, results of operation and prospects. If any such law or regulation is adopted, it could limit our ability to operate and could force our business to cease, which would have a significantly negative effect on our shareholders' investment.

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations are designed to promote availability to the small business issuer of these capital markets.

     We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Sarbanes-Oxley Act.
-------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Research and Development.
-------------------------

     None; Not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; Not applicable.

Number of Employees.
--------------------

     We have three employees in addition to our officers and directors.

Item 2.  Description of Property.
---------------------------------

     We recently completed the relocation of our retail used car sales lot from 1145 South Richards Street, in Salt Lake City, Utah, to its new location at 235 West 500 South, Salt Lake City, Utah.

     We moved into our current business location on October 1, 2004. This location consists of two buildings on .78 acres. One building of 1400 sq. ft. has six sales offices and the second building is a four bay shop of 2400 sq. ft. The remaining acreage is paved and capable of accommodating approximately 50 vehicles in the car sales display area. The balance of the acreage is used for customer, employee and shop parking and traffic flow. Our location has been a franchised dealer used car sales site for over 25 years. We are now situated on a major freeway entrance to I-15/80 near downtown Salt Lake City. This one way street has daily traffic flow of over 45,000 vehicles with a majority of this volume consisting of daily commuters. A large pole sign is prominently located on our frontage. We have signed a triple net one year lease with four one year options, that, in our sole discretion, may extend the lease through August 2009. A "Triple Net Lease" means that we are solely responsible for all repairs and/or property taxes on the leased premises. The annual lease payment is $30,000, with a 3% increase if each successive lease extension is exercised. Approximately one third of the acreage and the shop building have been sublet to Diamond Executive Detailing, L. C. ("Diamond"), which is owned by Douglas W. Fry and Stephen R. Fry, two of our directors and executive officers. Diamond provides automotive detailing services to us. The terms of the sub-lease are the same as the master lease except that the initial annual lease payment is $20,400. Most utility payments are paid by us.

Item 3.  Legal Proceedings.
---------------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     During the year ended December 31, 2004, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Equity Compensation Plans.
--------------------------

     150,000 shares of our common stock were issued to directors for services rendered on behalf of our Company pursuant to a Consulting Agreement dated April 1, 2004, a copy of which was attached to our initial 10-SB Registration Statement that was filed with the Securities and Exchange Commission on December 14, 2004 and is incorporated herein by reference, see Part III, Item 13. These shares were issued pursuant to Rule 701 of the Securities and Exchange Commission.

Market Information.
-------------------

     There has never been any "established trading market" for shares of common stock of our Company. Our Company has asked Alpine Securities Corporation ("Alpine") of Salt Lake City, Utah to submit for quotation of our Common stock on the OTC Bulletin Board of the NASD; we anticipate Alpine's Form 211 will be filed in approximately 10 days. No assurance can be given that the NASD will approve this submission. No assurance can be given that any market for our Company's common stock will develop or be maintained. For any market that develops for our Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. In April of 2005, present members of management will have satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144.

Holders.
--------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 67.

Purchasers of Equity Securities by the Small Business Issuer and Affiliated Purchasers.
-----------

     Autostrada Motors, Inc. (our "Company," "we," "us," "our" and words of similar import) was formerly Autostrada Motors, LLC., a Utah Limited Liability Corporation ("LLC"). The LLC was established in September of 2003, for the purpose of operating an automobile dealership which participated in the wholesale and retail used car markets. The LLC was reorganized as a Utah corporation on March 19, 2004, following the corporate reorganization from an LLC to a corporation, with us issuing 600,000 shares of common stock to the members of the LLC in exchange for their ownership interests.

     An additional 150,000 shares of our common stock were issued to directors for services rendered on behalf of our Company pursuant to a Consulting Agreement dated April 1, 2004, a copy of which was attached to our initial 10-SB Registration Statement that was filed with the Securities and Exchange Commission on December 14, 2004 and is incorporated herein by reference. See
Part III, Item 13. These shares were issued pursuant to Rule 701 of the Securities and Exchange Commission.

     On April 5, 2004, we also issued 270,200 shares of our common stock at $0.25 per share for an aggregate total of $67,550 under Rule 504 of Regulation D of the Securities and Exchange Commission and Rule 164-14-25s of the Utah Division of Securities regarding general solicitations to "accredited investors."

     On April 23, 2004, we issued an additional 29,800 shares of our common stock at $0.25 per share for an aggregate total of $7,450 pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission and Rule 164-14-25s of the Utah Division of Securities regarding general solicitations to "accredited investors

Dividends.
----------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

Name or Class        Number of Shares          Date      Consideration
_____________        ________________          ____      _____________

LLC Owners           600,000                   03/04     Exchange

Management           150,000                   04/04     Services

Accredited           270,200                   04/04     Cash
Investors

Accredited            29,800                   04/04     Cash
Investors

     For additional information, please see Part I, Item 1, "Organization and Charter Amendments".


Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     Our plan of operation for the next 12 months is to continue with our current business operations. However, we have accumulated losses since our inception and have not yet been able to generate profits from operations. Operating capital has been raised through loans from members (while we were an L.L.C.), lines of credit and from our shareholders. Also, we have had a negative cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern.

Results of Operations.
----------------------

     Our Company has generated no profit since inception. We generated a net loss of ($20,204) on Revenue of $1,203,453 for the year ended December 31, 2004, and ($63.00) on revenue of $199,977 for the year ended December 31, 2003. The increase in the loss during the period ended December 31, 2004 was primarily attributable to the increase in general and administrative expenses from $6,419 for the period ended December 31, 2003, to $66,501 for the period ended December 31, 2004.

     Net losses increased from ($63.00) for the fiscal year ended December 31, 2003 to ($20,140) for the fiscal year ended December 31, 2004. The increase in the loss was primarily attributed to an increase (i) in consulting fees ($14,063 or a 100% increase) arising from the amortization of the cost of certain consulting agreements between the Company and management/shareholders and (ii) in professional fees ($10,660 or a 100% increase) resulting from audit fees ($4,628), professional services paid to Mr. Douglas Fry and Mr. Stephen Fry ($4,650) and stock transfer fees ($1,382). The stock transfer fee increases were brought by one-time costs associated with the private placement of the Company's

     Revenues increased from $199,977 (11 vehicles sold) for the fiscal year ended December 31, 2003 to $1,203,453 (102 vehicles sold) for the fiscal year ended December 31, 2004. For both the fiscal years ended December 31, 2004 and 2003, 80% of the vehicles sold were retail or lot generated. Approximately 75% of the sales result from leads initiated from the Company's web site, www.autostradamotors.com. The remaining sales leads come from drive-by traffic (12.5%) and customer referrals (12.5%). All retail sales are finalized at the Company's offices located at the sales lot.

     Less than 10% of the retail sales result from customers who request specific vehicles subsequently located and purchased from the national inventory of automobile auction facilities. The Company does provide in-house financing on a limited basis to approximately 7% of its customers. Currently, the Company's in-house financing is limited by our working capital and cash flows on hand. However, we do intend to pursue additional in-house financing opportunities in the near future. The Company acts as a sales representative for a non-affiliated company that sells service contracts for used vehicles. Because these service contracts are between the customer and the service contract company, the Company is unaware if the customers who have purchased service contracts have used the benefits of the contracts.

     The Company's plan for further development of its dealership is limited to the installation of additional marketing tools such as banner advertising, flags, signage, etc. The future marketing efforts of the Company will include the following: First, by examining the historical sales records of the Company and targeting its marketing efforts to take advantage of the Company's sales history; Second, targeting the approximately 45,000 vehicles that pass by the Company's dealership on a daily basis. The development of the Company's dealership and additional marketing techniques will be limited by the Company's ability to pay for the proposed improvements out of existing working capital. Additionally, the Company does not anticipate these expenses to be significant; therefore, the Company does not anticipate a significant increase in general and administrative expenses in this regard.

Liquidity.
----------

     During the periods ended December 31, 2004, and December 31, 2003, we had revenues of $1,203,453 and $199,977 respectively; there were accounts receivable at December 31, 2004, and December 31, 2003 of $15,668 and $0, respectively. Inventory was $311,578 and $86,062, respectively, at December 31, 2004, and December 31, 2003.

     Future cash flow from operations is anticipated to cover lease payments and other expenses of operation. Currently, the Company does not anticipate any additional short term or long term capital requirements. If additional short term or long term capital requirements are necessary, the Company anticipates approaching members of its management and/or shareholder's to cover any unanticipated working capital needs.

     The Company's lease is a "Triple Net Lease". Throughout the term of the lease and any extensions thereof, the Company is obligated to perform and solely pay for the cost of all repairs, maintenance, improvements and property taxes associated with the property and buildings for the term of the lease. Prior to occupying the property, the landlord and the Company agreed that certain repairs and improvements would be performed to the buildings, their mechanical and electrical systems and to the property itself. Some of these repairs and improvements were paid for by the Company and others were paid for by the landlord. When the Company agreed to occupy the building, the buildings and property were deemed to be in reasonably good condition and acceptable to the Company. Any further repairs or maintenance required during the term of the lease will be paid for by the Company. Currently, the Company has the following lines of credit:

     A. $250,000 line of credit with Celtic Bank Corporation of Salt Lake City, Utah. The line of credit is secured by personal assets of Mr. Douglas Fry and titles of vehicles owned by the Company. The term of the line of credit is prime plus 2.75% interest only and is reconsidered annually on October 15. As of December 31, 2004, the amount outstanding on the line of credit was $177,901.19

     B. $38,000.00 line of credit with Douglas W. Fry. The term of the line of credit is prime plus 2%. The line of credit becomes due and payable on August 1, 2006. The line of credit with Mr. Fry is not secured, and as of December 31, 2004, the outstanding balance on the line of credit was $38,000.00.

     C. $75,000.00 line of credit with Manheim Auctions Financial Services. The term of the line of credit is prime plus 3%. There is a flat fee of $75.00 per vehicle borrowed against, with each individual draw on a vehicle maturing in 45 days, with no one vehicle draw to exceed $20,000.00. The line of credit is secured by vehicle titles and as of December 31, 2004, the outsanding balance was $13,752.24.

Item 7.  Financial Statements.
------------------------------

                        Autostrada Motors, Inc.
 Report of Independent Registered Public Accounting Firm & Financial Statements
                          December 31, 2004

                      Autostrada Motors, Inc.

                        TABLE OF CONTENTS

                                                                    Page

Report of Independent Registered Public Accounting Firm              1

Balance Sheet -- December 31, 2004                                   2

Statements of Stockholders' Equity for the year ended December 31,
2004 and the four month period ended December 31, 2003               3

Statements of Operations for the Year Ended December 31, 2004
and the four month period ended December 31, 2003                    4

Statements of Cash Flows for the year Ended December 31, 2004
and the four month period ended December 31, 2003                    5

Note to Financial Statements                                        6-12


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Autostrada Motors, Inc
Salt Lake City, Utah

     We have audited the accompanying balance sheet of Autostrada Motors, Inc. as of December 31, 2004, and the related statements of stockholders' equity, operations, and cash flows for the year ended December 31, 2004 and the four month period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autostrada Motors, Inc. as of December 31, 2004, and the results of operations and cash flows for the years ended December 31, 2003 and the four month period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that Autostrada Motors, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses and is still developing its planned operations. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


Mantyla McReynolds

Salt Lake City, Utah
March 15, 2005


                      Autostrada Motors, Inc.
                          Balance Sheet
                        December 31, 2004


                              ASSETS


Assets

  Current Assets
   Cash                                                $      17,336
   Accounts Receivable                                        15,668
   Financing Receivables                                       9,671
   Prepaid Payroll                                             1,829
   Current Portion Prepaid Consulting                         18,750
   Inventory - Notes 1 & 5                                   311,578
                                                       -------------
  Total Current Assets                                       374,832
  Property Plant & Equipment [Net]-Note 8                     69,297

  Other Assets
   Non-current Financing Receivables                           2,855
   Prepaid Consulting                                          4,688
   Deposits                                                    2,600
                                                       -------------
  Total Other Assets                                          10,143
                                                       -------------
Total Assets                                           $     454,272
                                                       =============
               LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
  Accounts Payable                                     $      91,144
  Sales Tax Payable                                           19,999
  Taxes Payable                                                  100
  Line of Credit - Note 6                                    191,654
  Notes Payable to Related parties                            54,767
                                                       -------------
Total Current Liabilities                                    357,664

Total Liabilities                                            357,664

Stockholders Equity
  Preferred stock:  $.001 par value,
    5,000,000 shares authorized,
    no issued or outstanding
  Common stock:  $.001 par value,
    70,000,000 shares authorized,
    1,050,000 issued and outstanding                           1,050
  Paid in Excess of par value                                115,762
  Deficit accumulated                                        (20,204)
                                                       -------------
Total Stockholders' Equity                                    96,608
                                                       -------------
Total Liabilities and Stockholders' Equity             $     454,272
                                                       =============
         See accompanying notes to financial statements.


                            Autostrada Motors, Inc.
                       Statements of Stockholders' Equity
                      For the year ended December 31, 2004


                                                Common Stock  Common Stock  Additional Paid in    Accumulated     Net Stockholders
                                                                                Capital             Deficit           Equity
                                                ------------  ------------  ------------------    ------------    ----------------
Balance, March 19, 2004                                   0            0                   0               0                  0

Common stock issued to members of
Autostrada Motors, LLC on March 19, 2004            600,000          600               3,712               0              4,312

Common stock issued to directors for
consulting agreement
at $.25 per share on
April 1, 2004                                       150,000          150              37,350               0             37,500

Common stock issued
for cash at
$.25 per share. April 5, 2004                       270,200          270              67,280               0             67,550

Common stock issued
for cash at
$.25 per share.  April 23, 2004                      29,800           30               7,420               0              7,450

Note loss for the year ended December 31, 2004                                                       (20,204)           (20,204)
                                                 ----------     --------          ----------       ----------          ---------
Balance, December 31, 2004                        1,050,000        1,050             115,762         (20,204)            96,608
                                                 ==========     ========          ==========       ==========          =========


                             Autostrada Motors, Inc.
                            Statements of Operations
                       For the year ended December 31, 2004
               and the four month period ended December 31, 2004



                                                            For the Year        Four months
                                                              ended               ended
                                                            December 31,        December 31,
                                                               2004                  2003
                                                            ------------        ------------

Revenues                                                   $   1,203,453       $     199,977

Cost of Goods Sold                                             1,128,125             192,910
                                                               ---------           ---------
Gross Profit (Loss)                                               75,328               7,067

Expenses
   Advertising                                                    17,620
   Depreciation Expense                                            3,347
   General and Administrative                                     66,501               6,419
                                                               ---------           ---------
   Operating Income (Loss)                                       (12,140)                648
                                                               ---------           ---------
Other Income and Expense
   Interest Income                                                   172
   Interest Expense                                               (8,136)               (711)
                                                               ---------           ---------
   Net Income (Loss) Before Taxes                                (20,104)                (63)

Current Year Provision for Income & Franchise Taxes                  100                   0
                                                               ---------           ---------
Net Income (Loss)                                                (20,204)                (63)
                                                               =========           =========
   Loss Per Share                                         $        (0.02)
                                                               ---------
   Weighted Average Shares Outstanding                         1,048,235
                                                               =========
   Beginning Members' Equity                                                               0

   Contribution, October 23, 2003                                                      4,375
                                                                                   ---------
Members' Equity, December 31, 2003                                                     4,312
                                                                                   =========

                   See accompanying notes to financial statements.


                             Autostrada Motors, Inc.
                            Statements of Cash Flows
                    For the year ended December 31, 2004 and
                  the four month period ended December 31, 2003

                                                      For the Year                  Four Months
                                                         ended                         ended
                                                      December 31,                  December 31,
                                                         2004                           2003
                                                      ____________                  ____________

Cash Flows from Operating Activities
  Net Loss                                            $   (20,204)                 $        (63)

  Adjustments to reconcile net (loss) to
  net cash provided by operating  activities:
   Depreciation Expense                                     3,347
   Stock Issued for Services                               14,063
   Increase in Accounts Receivable                        (15,668)
   Increase in Financing Receivable                       (12,526)
   Increase in Inventory                                 (225,516)                      (86,062)
   Increase in Prepaid Expenses                            (1,829)
   Increase in deposits                                    (2,600)
   Increase in Accounts Payable                            90,896                           248
   Increase in Accrued Liabilities                          5,689                        14,410
                                                       -----------                     ----------
Net Cash Provided by/(Used for) Operating Activities     (164,348)                      (71,467)

Cash Flows from Investing Activities
   Purchase of Property, Plant & Equipment               (72,644)
                                                       -----------                     ----------
Net Cash Provided by/(Used for) Investing Activities     (72,644)

Cash Flows from Financing Activities
  Proceeds from Related party Notes                       25,030                         38,000
  Repayment on Related party Notes                        (8,263)
  Proceeds from Lines of Credit                          616,448                         62,067
  Repayment on Lines of Credit                          (486,862)
  Sale of Stock                                           75,000
  Member Contribution                                                                     4,375
                                                      -----------                     ----------
Net Cash Provided by/(Used for) Financing Activities     221,353                        104,442

Net Increase in Cash                                     (15,639)                        32,975
Beginning Cash Balance                                $   32,975                   $          0
                                                      -----------                     ----------
Ending Cash Balance                                   $   17,336                   $     32,975
                                                      ===========                     ==========
Supplemental Disclosure of Cash Flow
Information:
  Cash paid for Taxes                                 $         0                  $          0
  Cash paid during the year for interest              $     8,136                  $        711

         See accompanying notes to financial statements.

                             Autostrada Motors, Inc.
                          Notes to Financial Statements
                          December 31, 2004l Statements

       NOTE 1 Organization and Summary of Significant accounting Policies

     (a) Organization

     Autostrada Motors, LLC was organized as a Utah limited liability company on September 19, 2003. Autostrada Motors, LLC was reorganized as a Utah corporation on March 19, 2004, following the corporate reorganization from an LLC to a corporation, with the corporation issuing 600,000 shares of common stock to the members of the LLC in exchange for their ownership interest. Autostrada Motors is an automobile dealership which participates in the wholesale and retail markets. The Company purchases vehicles through auctions or a variety of other discount channels and resells in the retail market.

     The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

     (b) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $17,336 cash at December 31, 2004.

     (c) Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (f) Revenue Recognition

     The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, "Revenue
Recognition" SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized as earned; as automobiles are delivered or services are provided to the customer. Autostrada does not currently buy new cars from manufacturers but buys used cars in the secondary market. The Company does not anticipate revenue from parts or services in the near future. Uncollected, earned revenue is recorded in accounts receivable. Billed amounts deemed to be uncollectible are charged to bad debt expense. Revenue collected in advance is recorded as a liability until the earnings process is complete.

                            Autostrada Motors, Inc.
                          Notes to Financial Statements
                          December 31, 2004l Statements

                  NOTE 1 Organization and Summary of Significant
                         Accounting Policies (Continued)

     (g) Inventory

     Inventory consists of vehicles purchased plus the cost of improvements or modifications to the specific vehicles. Inventory is valued at the lower of cost or market. Vehicle inventory cost is determined by specific identification.

     (h) Impairment of Long-Lived Assets

     The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.

     (i) Advertising Costs

     The Company expenses advertising costs as incurred. For 2004, the Company incurred $17,620 in advertising expenses.

     (j)Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. See Note 3.

     (k) Net Loss per Common Share

     In accordance with Financial Accounting Standards No. 128, "Earnings per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation of loss per share because their inclusion would be anti- dilutive.

                            Autostrada Motors, Inc.
                          Notes to Financial Statements
                          December 31, 2004l Statements

        NOTE 1 Organization and Summary of Significant Accounting Policies
                                  (Continued)

    (l) Financing and Accounts Receivable

     Accounts receivable include certain amounts due from customers and warranty reimbursements. The Company believes all amounts are fully collectible and therefore has not booked an allowance for doubtful accounts. Financing receivables include amounts due from customers for which the Company has financed their purchase. These amounts are secured by the vehicles. The Company has not booked an allowance for doubtful accounts on these accounts. No accounts are currently delinquent or past due as of the balance sheet date.

     (m) Prepaid Consulting

     The Company expenses consulting fees straight-line over the life of the agreement. In 2004, the Company booked an expense of $14,063 for the consulting agreement. [See note 7]

     (n) Impact of New Accounting Standards

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The Company has adopted the annual disclosures for its fiscal year ending December 31, 2004. The adoption of the revised SFAS No. 132 will have no impact on the Company's results of operation or financial condition.

     In March 2004, the Financial Accounting Standards Board published an Exposure Draft Share- Based Payment, an Amendment of FASB Statements No. 123 and
95. The proposed change in accounting would replace existing requirements under SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No 25, Accounting for Stock Issued to Employees. Under this proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The comment period for the exposure draft ended November 30, 2004

                            Autostrada Motors, Inc.
                          Notes to Financial Statements
                          December 31, 2004l Statements

                         NOTE 2 LIQUIDITY/GOING CONCERN

     The Company has accumulated losses since its inception and has not yet been able to generate profits from operations. Operating capital has been raised through loans from shareholders and lines of credit. Also, the Company had negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management is planning to further development and market of dealership operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3          INCOME TAXES


     The provision for income taxes consists of the following:

                Current taxes                             $       100
                Deferred tax benefit                             (817)
                Benefits of operating loss carryforwards          817
                                                           ----------
                                                          $       100

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The provision for income tax represents the minimum franchise tax due to the State of Utah for the current year. The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because the valuation allowance for deferred tax assets increased to $4,032 as of December 31, 2004. Deferred tax assets recognized for deductible temporary difference and loss carry forwards total $0, net of a valuation allowance of $4,032, as detailed below.

                                      Deductible
Deferred Tax Asset                      Amount          Rate      Tax
------------------                    ----------        ----      ---
Prepaid Expenses                      $ 16,080          15%    $  2,412
  Federal                               16,080           5%         804
  State
Net Operating Loss Carryforwards:
  Federal                                4,083          15%         612
  State                                  4,083           5%         204
Valuation Allowance                                              (4,032)
                                                                 -------
Deferred tax asset                                             $      0
                                                                 =======

                             Autostrada Motors, Inc.
                          Notes to Financial Statements
                          December 31, 2004l Statements

                        NOTE 3 INCOME TAXES (Continued)

     The Company has the following operating loss carryforwards available at December 31, 2004:

        Amount          Expires
        ------          -------
        4,083            2024

     Reconciliation between income taxes at the statutory tax rate (20%) and the actual income tax provision for continuing operations follows:

        Expected provision (Based on statutory rates)           (4,021)
        Effect of:
        Non deductible permanent differences                       (12)
        Increase/(decrease0 in valuation allowance               4,033
        State minimum franchise tax                                100
                                                                 ------
        Total actual provision                                     100
                                                                 ======

              NOTE 4 SHAREHOLDER LOAN / RELATED PARTY TRANSACTIONS

     As of December 31, 2004, the Company has recorded a note payable to a shareholder for $38,000. This note was non-interest bearing until April 4, 2004 when an agreement was establish where interest of prime plus 2 percent per annum is due monthly. The principal is due at maturity which is in August 1, 2006. This note is unsecured.

     As of December 31, 2004, the Company has recorded a note payable due to a related party for $16,767. The related party has common management with the Company. The Company borrowed $25,030 from the related party to purchase inventory and cover operating expenses. The Company repaid $8,263 of the amount borrowed during the year.


                                NOTE 5 INVENTORY

     As of December 31, 2004 the Company maintained $311,578 in inventory composed of used vehicles and improvements to those vehicles. As of December 31, 2004 the book value approximates market value. The Company purchases inventory at various auctions, therefore, the market value approximates book value.
Management periodically reviews inventory for declines in market value. As of December 31, 2004, no inventories serve as collateral for loans. [See Note 6]

                             Autostrada Motors, Inc.
                          Notes to Financial Statements
                          December 31, 2004l Statements

                              NOTE 6 LINE OF CREDIT

     On October 15, 2003, the Company opened a line of credit with a local bank. In November 2004, the Company renegotiated the credit allowing the Company to borrow up to $250,000.

     The loan is due November 15, 2005 and accrues interest at Prime plus 3%. As of December 31, 2004, the Company owed $177,901 on the line of credit. $200,000 of the line of credit is secured by real estate owned by a related party. The remaining $50,000 is secured by the Company's inventory; when the balance exceeds $200,000.

     In December 2004, the Company established a line of credit with a local auction house. The Company can borrow up to $75,000 against this credit line. As of December 31, 2004, the Company owed $13,752 on this line of credit. The line can be withdrawn at the institutions options and accrues interest at 7%. A shareholder has personally guaranteed this loan.

     The weighted average interest rate on the outstanding short-term debt was 5% during fiscal 2004.

                              NOTE 7 COMMON STOCK

     On March 19, 2004, the Company issued 600,000 shares of common stock to the members of Autostrada Motors, LLC for its assets.

     On April 1, 2004, the Company entered into a consulting agreement, with management, where as 150,000 shares of common stock were issued for their services over the following two years. This transaction was valued at $37,500 ($0.25 per share) and the company booked a prepaid asset for this amount, which in turn, will be amortized straight-line over the life of the agreement. $14,063 was expensed during 2004.

     On April 5, 2004, the Company issued 270,200 shares of common stock for $67,550 in cash, or $0.25 per share.

     On April 23, 2004, the Company issued 29,800 shares of common stock for $7,450 in cash, or $0.25 per share.

                            Autostrada Motors, Inc.
                          Notes to Financial Statements
                          December 31, 2004l Statements

                       NOTE 8 PROPERTY PLANT AND EQUIPMENT

     The major classes of assets as of the balance sheet date are as follows:

                                         Accumulated
Asset Classes           Cost            Depreciation    Net Book        Method/Life
-------------           ----            ------------    --------        -----------
Furniture and Fixtures    13,525           (506)        13,018          SL/7 years
Computers and
   Office Equipment        7,050           (223)         6,827          SL/5-7 years
Leasehold Improvements    52,069         (2,618)        49,452          SL/5 years
                          ======          ======        ======
   Total                  72,644         (3,347)        69,297


     Depreciation expense was $3,347 in 2004 and $0 in 2003.

     The Company charges repairs and maintenance to expense as incurred, and capitalizes replacements and improvements when these costs extend the useful life of the asset.

                               NOTE 9 COMMITMENTS

     On November 1, 2004, the Company entered into Employee Agreements with the President and Vice-president of the Company. Total officer compensation per the agreement is as follows:

        Year ended October 31, 2005               $     96,000
        Year ended October 31, 2006                    120,000
        Year ended October 31, 2007                    120,000
        Year ended October 31, 2008                    144,000
        Year ended October 31, 2009                    144,000
                                                  ============
                Total officer compensation             624,000

     The Company expensed $10,100 in compensation on these agreements during 2004.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None; Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

     The following table sets forth the names of all current and former directors and executive officers of our Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

Douglas W. Fry        President,      03/04          *
                      Director

Stephen R. Fry        Vice President, 03/04          *
                      Director

Travis T. Jenson      Secretary/      03/04          *
                      Treasurer,
                      CFO
                      Director
*These individuals currently serve in the positions indicated.

Business Experience.
--------------------

     Douglas W. Fry, D.D.S., President and Director, is 62 years old. Dr. Fry brings over 30 years of senior level business administration experience, including 13 years in the healthcare industry. He founded, managed and practiced within a group dental practice in Salt Lake City for 10 years and simultaneously, during the last three years with the group, he was President and Director of Vacudent/MD Inc., a manufacturer of consumable goods and durable equipment for the medical and dental industries. From 1980 to 1998, Dr. Fry was President of Argosy Energy Incorporated and from 1995_1998 he was President and CEO of Garnet Resources Corporation. Both Argosy Energy Incorporated and Garnet Resources Corporation, oil and gas exploration and development companies, were listed on the National Market System of NASDAQ. In 2000 to 2001, Dr. Fry, served as Director of International Business Development for Linknet de America Latina, an international telecommunication carrier focused on VoIP technology. From 2001 to present, Dr. Fry has been engaged as a private consultant in the oil and gas and telecommunications industries and in the third quarter of 2003, he co-founded Autostrada Motors, L.L.C., a predecessor to our Company.

     Stephen R. Fry, Vice President and Director is 32 years old. Mr. Fry has served as President of Diamond Executive Detailing, L.C., a Utah limited liability company, since its inception in 1995. During the period, Diamond's principal business purpose has been the cosmetic reconditioning to enhance re-sale value of over 10,000 automobiles for the local used car sales industry. In 2003, Mr. Fry co-founded Autostrada Motors, L.L.C., a predecessor to our Company. Mr. Fry graduated from the University of Utah in 1995 with a degree in Communication.

     Travis T. Jenson, Secretary, Treasurer and director, is 32 years old. Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation and financial consulting firm.

Committees
----------

     There are no established committees. The Company does not currently have a financial expert serving on an audit committee as one does not currently exist.

Significant Employees.
----------------------

     The Company has three employees who are not executive officers. Those employees are not expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     Douglas W. Fry is Stephen R. Fry's father.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics.
---------------

     The Company adopted a Code of Ethics for our executive officers on or about February 9, 2005, a copy of which is attached as an exhibit to this filing. Please see Part III, Item 13.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Form 3's, Statement of Beneficial Ownership, have been filed with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3 on or about February 15, 2005.

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                         SUMMARY COMPENSATION TABLE
                         Long Term Compensation
                 Annual Compensation     Awards          Payouts

(a)         (b)      (C)     (d)     (e)       (f)    (g)       (h)    (i)
                                                      Secur-
                                     Other            ities            All
Name and   Year or                   Annual   Rest_   Under-    LTIP   Other
Principal  Period   Salary  Bonus    Compen-  ricted  lying     Pay-   Comp-
Position   Ended     ($)    ($)      sat'n    Stock   Options   outs   ensat'n
______________________________________________________________________________
Douglas   12/31/03     0     0        0         0      0         0       0
W. Fry*   12/31/04   4,000   0        0      50,000    0         0       0
President,
Director

Stephen   12/31/03     0     0        0         0      0         0       0
R. Fry*   12/31/04   6,100   0        0      50,000    0         0       0
Vice president,
Director

Travis T. 12/31/03     0     0        0         0      0         0       0
Jenson*   12/31/04     0     0        0      50,000    0         0       0
Secretary,
Treasurer,
Director

     * There has been $4,000.00 and $6,100.00 paid in salary to Douglas W. Fry and Stephen R. Fry, respectively.

     *150,000 shares of our common stock was issued to directors for services rendered on behalf of our Company pursuant to a Consulting Agreement dated April 1, 2004, a copy of which was attached to our initial 10-SB Registration Statement that was filed with the Securities and Exchange Commission on December 14, 2004 and is incorporated herein by reference. See Part III, Item 13. These shares were issued pursuant to Rule 701 of the Securities and Exchange Commission.

Stock Option and Similar Plans
------------------------------

     Except as indicated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ended December 31, 2004 or 2003, or for the nine month period ended September 30, 2004. Further, no member of our Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

     Except as indicated above, there are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     The Company has two Employment Agreements, effective as of November 1, 2004. We have one agreement with our President and Director, Douglas W. Fry, and one agreement with our Vice President and Director, Stephen R. Fry. Both agreements are for a term of five years, and thereafter, on a year to year basis. For all services rendered, we shall pay both employees the compensation designated by the President or the Board of Directors, from time to time, an amount of not less than $48,000 the first year; $60,000 the second and third years; and $72,000 the fourth and fifth years. See Exhibits 99.1 and 99.2 which were attached to our initial 10-SB Registration Statement that was filed with the Securities and Exchange Commission on December 14, 2004 and is incorporated herein by reference. Please see Part III, Item 13.

     Currently, there are no change-in-control transactions being considered by the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers and the shareholdings of those persons who own more than five percent of our Company's common stock as of 12-31-2004:

                                              Number of Shares     Percentage
Name and Address                              Beneficially Owned    of Class
----------------                              ------------------    ---------

Common Stock
------------

Stephen R. Fry                                350,000               33.3%
808 East 1300 South
Salt Lake City, UT 84105

Douglas W. Fry                                350,000               33.3%
842 East Northcliffe Drive
Salt Lake City, UT 84103

Travis T. Jenson                               98,000                9.3%
9103 Jeremy Ranch Rd.
Park City, UT 84098
                                              _______               _____
TOTALS:                                       798,000               75.9%


Changes in Control.
-------------------

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of "Unregistered" and "Restricted" Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

        None; Not Applicable.

Exhibits
--------

     EX 31.1 Certification of Douglas W. Fry, the Company's President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     EX 31.2 Certification of Travis T. Jenson, the Company's Secretary, Treasurer and CFP, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     EX 32  Certification  of Douglas W. Fry and Travis T.  Jenson  pursuant  to section 906 of the Sarbanes-Oxley Act of 2002.

     EX 99.P Code of Ethics., which was adopted by the Company on or about February 9, 2005.

Documents Incorporated by Reference.
------------------------------------

     On  or  about   December  14,  2004  the  Company  filed  a  Form  10SB-12G
Registration Statement with the Securities and Exchange Commission, a copy of which is incorporated herein by this reference.

     On or about February 9, 2005 the Company filed a Form 10SB-12G/A1 Registration Statement with the Securities and Exchange Commission, a copy of which is incorporated herein by this reference.

     On or about March 1, 2005 the Company filed a Form 10SB-12G/A2 Registration Statement with the Securities and Exchange Commission, a copy of which is incorporated herein by this reference.

     On  or  about  March  21,  2005  the  Company  filed  a  Form   10SB-12G/A3
Registration Statement with the Securities and Exchange Commission, a copy of which is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services.
-------------------------------------------------

     The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2004:

        Fee category                            2004
        ------------                            ----

        Audit fees                            $ 3,479

        Audited-related fees                  $ 1,149

        Tax fees                              $     0

        All other fees                        $     0
                                                -----
        Total fees                            $ 4,628

     Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Forms 10-KSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AUTOSTRADA MOTORS, INC.



Date:  3/30/05                         By/S/Douglas W. Fry
                                       Douglas W. Fry
                                       President and Director



     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                       AUTOSTRADA MOTORS, INC.



Date:  3/30/05                         By/S/Douglas W. Fry
                                       Douglas W. Fry
                                       President and Director


Date:  3/30/05                          By/S/Travis T. Jenson
                                        Travis T. Jenson
                                        Secretary, Treasurer, CFO and Director