Form 10QSB
period 2005-03-31
AUTOSTRADA MOTORS INC
filed 2005-05-16
CIK 1286923

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                     0-51075
                                     -------

                             AUTOSTRADA MOTORS, INC.
                             -----------------------
                 (Name of Small Business Issuer in its Charter)


                   UTAH                               20-0919460
                   ----                               ----------
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                              235 West 500 South
                        Salt Lake City, Utah 84117
                        --------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 524-9500


                               None; Not Applicable.
                               ---------------------
          (Former Name or Former Address, if changed since last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes  X    No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

None; Not Applicable.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  May 11, 2005
                                Common Voting Stock
                                    1,050,000


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents Incorporated by Reference" is contained in
Item 6 of this Report.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.




                             Autostrada Motors, Inc.
                             Condensed Balance Sheet
                                  March 31, 2005
                                   (Unaudited)


                          ASSETS
                                                              March 31, 2005           December 31, 2005
                                                              (Unaudited)              2005 (Audited
                                                              ----------------       ----------------
 Current Assets
      Cash                                                  $          38,724      $          17,336
      Accounts Receivable                                              10,786                 15,668
      Financing Receivables                                             7,674                  9,671
      Prepaid Payroll                                                       -                  1,829
      Current Portion Prepaid Consulting                               18,750                 18,750
      Inventory - Notes                                               199,931                311,578
                                                              ----------------       ----------------
                                                              ----------------       ----------------
 Total Current Assets                                                 275,865                374,832

 Property, Plant, & Equipment [Net]                                    65,751                 69,297

 Other Assets
      Non-current Financing Receivables                                 7,719                  2,855
      Prepaid Consulting                                                    -                  4,688
      Deposits                                                          2,600                  2,600
                                                              ----------------       ----------------
                                                              ----------------       ----------------
 Total Other Assets                                                    10,319                 10,143

 Total Assets                                               $         351,935      $         454,272
                                                              ================       ================
                                                              ================       ================

           LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
 Current Liabilities
      Accounts Payable                                      $          45,659      $          91,144
      Sales Tax Payable                                                38,651                 19,999
      Taxes Payable                                                       100                    100
      Line of Credit                                                  129,952                191,654
      Notes Payable to Related Parties                                 47,028                 54,767
                                                              ----------------       ----------------
                                                              ----------------       ----------------
 Total Current Liabilities                                            261,390                357,664
                                                              ----------------       ----------------
                                                              ----------------       ----------------

 Total Liabilities                                                    261,390                357,664

 Stockholders' Equity
      Preferred stock: $.001 par value,
         500,000 shares authorized,
         no issued or outstanding                           $               -                      -
      Common stock, $.001 par value,
         70,000,000 shares authorized,
         1,050,000 issued and outstanding                               1,050                  1,050
      Paid in Excess of par value                                     115,762                115,762
      Deficit accumulated                                             (26,266)               (20,204)
                                                              ----------------       ----------------
                                                              ----------------       ----------------
 Total Stockholders' Equity                                            90,545                 96,608
                                                              ----------------       ----------------
                                                              ----------------       ----------------
 Total Liabilities and Stockholders' Equity                 $         351,935      $         454,272
                                                              ================       ================
                                                              ================       ================





               See accompanying notes to the financial statements




                             AUTOSTRADA MOTORS, INC.
                       Condensed Statements of Operations
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                                                      Three months             Three months
                                                                      ended March              ended March
                                                                       31, 2005                 31, 2004
                                                                      ------------------    --------------------

Revenues                                                            $          1,241,040  $             244,749

Cost of Goods Sold                                                             1,161,044                236,739
                                                                      -------------------   --------------------

Gross Profit (Loss)                                                               79,996                  8,010

Advertising                                                                        3,513                      -
Depreciation                                                                       3,546                      -
General & Administrative Expenses                                                 72,409                  6,313
                                                                      -------------------   --------------------

         Operating Income (Loss)                                                     529                  1,697

Other Income and Expense

     Interest Income                                                                 143                      -
     Interest Expense                                                             (6,734)                (1,570)
                                                                      -------------------   --------------------

         Net Income (Loss) Before Taxes                                           (6,062)                   127

Current Year Provision for Income & Franchise Taxes                                    -                      -
                                                                      -------------------   --------------------

Net Income (Loss)                                                   $             (6,062) $                 127
                                                                      ===================   ====================

     Loss Per Share                                                                (0.01)                  0.00
                                                                      ===================   ====================

     Weighted Average Shares Outstanding                                       1,050,000              1,048,235
                                                                      ===================   ====================

               See accompanying notes to the financial statements


                             Autostrada Motors, Inc.
                            Statements of Cash Flows
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                   For the Three         For the Three
                                                                   Months ended          Months ended
                                                                     March 31,             March 31,
                                                                       2005                  2004
                                                                -------------------   -------------------
 Cash Flows From Operating Activities:
      Net Loss                                               $              (6,062)$                (127)
      Adjustments to reconcile net (loss) to
      net cash provided by operating activities:
          Depreciation Expense                                               3,546                     -
          Decrease in Accounts Receivable                                    4,882                     -
          Increase in Financing Receivables                                 (2,869)                    -
          Decrease (Increase) in Inventory                                 111,647               (26,569)
          Decrease in Prepaid Expenses                                       6,517                     -
          Increase in deposits                                                   -                     -
          Increase (decrease) in Accounts Payable                          (45,484)                  593
          Increase (decrease) in Accrued Liabilities                        18,652                (4,981)
                                                                -------------------   -------------------

 Net Cash Provided by/(Used for) Operating Activities                       90,828               (30,830)
 Cash Flows From Investing Activities:
          Purchase of Property, Plant, & Equipment                               -                     -
                                                                -------------------   -------------------

 Net Cash Provided by/(Used for) Investing Activities                            -                     -
 Cash Flows From Financing Activities:
          Proceeds from Related Party Notes                                      -                     -
          Repayment on Related Party Notes                                  (7,739)                    -
          Proceeds from Lines of Credit                                          -                10,045
          Repayment on Lines of Credit                                     (61,702)                    -
                                                                -------------------   -------------------

 Net Cash Provided by/(Used for) Financing Activities                      (69,441)               10,045
                                                                -------------------   -------------------
 Net Increase in Cash                                                       21,387               (20,785)
 Beginning Cash Balance                                                     17,336                32,975
                                                                -------------------   -------------------
                                                                -------------------   -------------------
 Ending Cash Balance                                         $              38,724 $              12,190
                                                                ===================   ===================
 Supplemental Disclosure of Cash Flow Information:
      Cash paid for Taxes                                    $                   - $                   -
      Cash paid during the year for Interest                 $               6,735 $               1,570
                                                                ===================   ===================
               See accompanying notes to the financial statements


                               AUTOSTRADA MOTORS, INC.
                     Notes to Condensed Financial Statements
                                  March 31, 2005


NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operation for period ended March 31, 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

     The Company has accumulated losses since its inception and has not yet been able to generate profits from operations. Operating capital has been raised through loans from shareholders and lines of credit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management is planning further development and marketing of its dealership operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY PAYABLES

     As of March 31, 2005, the Company has recorded a note payable to a shareholder for $38,000. Also, as of March 31, 2005, the Company has recorded a note payable due to a related party for $9,028. The related party has common management with the Company. The Company borrowed $25,030 from the related party in 2004 to purchase inventory and cover operating expenses, repaying $8,263 by year end. The Company repaid $7,739 during the first quarter of 2005.

NOTE 4 - SUBSEQUENT EVENT

     On May 5, 2005, the Company entered into a line of credit agreement with a related party in the amount of $150,000 with an interest rate of prime plus 2.25%. The note is secured by property and assets owned by the Company that are not already encumbered by other debt instruments. As of may 16, 2005, the Company had drawn $100,000 against the line of credit. The line of credit matures on August 1, 2008 but is callable, in writing, at any time by either party.

Item 2.Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

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

Results of Operations.
----------------------

     Our Company has generated no profit since inception. We generated a net loss of ($6,062) on Revenue of $1,241,040 for the quarterly period ended March 31, 2005, and income of $127.00 on revenue of $244,749 for the quarterly period ended March 31, 2004. The increase in the loss during the quarterly period ended March 31, 2005 was primarily attributable to the increase in general and administrative expenses from $6,313 for the quarterly period ended March 31, 2004, to $72,409 for the quarterly period ended March 31, 2004.

     Revenues increased from $244,749 for the quarterly period ended March 31, 2004 to $1,241,040 for the quarterly period ended March 31, 2005. For both the quarterly periods ended March 31, 2005 and 2004, 80% of the vehicles sold were retail or lot generated. Approximately 75% of the sales result from leads initiated from the Company's web site, www.autostradamotors.com. The remaining sales leads come from drive-by traffic (12.5%) and customer referrals (12.5%). All retail sales are finalized at the Company's offices located at the sales lot.

Liquidity.
----------

     During the quarterly periods ended March 31, 2005, and 2004, we had revenues of $1,241,040 and $244,749 respectively; there were accounts receivable at March 31, 2005, and March 31, 2004 of $10,786 and $0, respectively. Inventory was $199,931 and $112,631, respectively, at March 31, 2005, and March 31, 2004.

     On May 5, 2005, subsequent to the period covered by this Quarterly Report, the Company entered into a Line of Credit Agreement with Linda R. Fry, a related party. The $150,000 revolving line of credit will be used to provide working capital for the operations of the Company. As of the date of the filing of this Quarterly Report, the Company had received advances on the Line of Credit of $100,000. The Loan Interest Rate on the Line of Credit is the prime rate plus 2.25%, compounded annually and paid monthly. The Maturity Date on the Line of Credit is August 1, 2008, however, the Line of Credit is callable, in writing, at any time by either party. Linda R. Fry is the wife of Douglas W. Fry, President and Directors of the Company.

Item 3. Controls and Procedures.
--------------------------------

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II - OTHER INFORMATION
---------------------------

Item 1.Legal Proceedings.

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

Item 2.Changes in Securities.

     There have been changes in securities for the Quarter Ended March 31, 2005.

Item 3.Defaults Upon Senior Securities.

        None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

        None; not applicable.

Item 5.Other Information.

        None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

        31   302 Certification of Douglas W. Fry

        31.1 302 Certification of Travis T. Jenson

        32   906 Certification

(b)Reports on Form 8-K.

        None; Not Applicable.

(c) Documents Incorporated by Reference.

        None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Autostrada Motors, Inc.



Date:5-16-05                By/S/Douglas W. Fry
                            Douglas W. Fry, President and Director



Date:5-16-05                By/S/ Travis T. Jenson
                            Travis T. Jenson, Secretary, Treasurer,
                            CFO and Director