Form 10QSB
period 2004-06-30
AUTOSTRADA MOTORS INC
filed 2005-08-09
CIK 1286923

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005.

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

                                  August 3, 2005
                                Common Voting Stock
                                    1,050,000


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

                             AUTOSTRADA MOTORS, INC.
                         Condensed Financial Statements
                                  June 30, 2005

                             Autostrada Motors, Inc.
                             Condensed Balance Sheet
                                  June 30, 2005
                                   (Unaudited)



                                     ASSETS
                                                              June 30, 2005          December 31, 2005
                                                                (Unaudited)              (Audited)
                                                              ----------------       ----------------
 Current Assets
      Cash                                                  $           6,304      $          17,336
      Accounts Receivable                                                   -                 15,668
      Financing Receivables                                            30,082                  9,671
      Prepaid Payroll                                                       -                  1,829
      Current Portion Prepaid Consulting                               14,063                 18,750
      Inventory                                                       437,687                311,578
                                                              ----------------       ----------------
 Total Current Assets                                                 488,136                374,832

 Property, Plant, & Equipment [Net]                                    63,165                 69,297

 Other Assets
      Non-current Financing Receivables                                15,391                  2,855
      Prepaid Consulting                                                    -                  4,688
      Deposits                                                          2,600                  2,600
                                                              ----------------       ----------------
                                                              ----------------       ----------------
 Total Other Assets                                                    17,991                 10,143

 Total Assets                                               $         569,292      $         454,272
                                                              ================       ================

           LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
 Current Liabilities
      Accounts Payable                                      $          37,723      $          91,144
      Sales Tax Payable                                                37,640                 19,999
      Taxes Payable                                                         -                    100
      Line of Credit                                                  228,426                191,654
      Notes Payable to Related Parties                                156,513                 54,767
                                                              ----------------       ----------------
 Total Current Liabilities                                            460,302                357,664
                                                              ----------------       ----------------

 Total Liabilities                                                    460,302                357,664

 Stockholders' Equity
      Preferred stock: $.001 par value,
         500,000 shares authorized,
         no issued or outstanding                           $               -                      -
      Common stock, $.001 par value,
         70,000,000 shares authorized,
         1,050,000 issued and outstanding                               1,050                  1,050
      Paid in Excess of par value                                     115,762                115,762
      Accumulated deficit                                              (7,822)               (20,204)
                                                              ----------------       ----------------
 Total Stockholders' Equity                                           108,990                 96,608
                                                              ----------------       ----------------
 Total Liabilities and Stockholders' Equity                 $         569,292      $         454,272
                                                              ================       ================

               See accompanying notes to the financial statements

                            AUTOSTRADA MOTORS, INC.
                       Condensed Statements of Operations
            For The Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                      Three months       Six months       Three months       Six months
                                                      ended June 30,    ended June 30,   ended June 30,     ended June 30,
                                                          2005              2005              2004              2004
                                                      --------------    ---------------  ---------------    --------------

Revenues                                            $      1,125,364  $      2,307,304 $        245,766   $        490,516

Cost of Goods Sold                                         1,030,884         2,134,777          243,249            479,988
                                                      ---------------   ---------------  ---------------    ---------------

Gross Profit (Loss)                                           94,480           172,527            2,517             10,528

Advertising                                                    8,640            12,153                -                  -
Bad Debt                                                         607               607                -                  -
Depreciation                                                   3,594             7,139                -                  -
General & Administrative Expenses                             59,863           132,271           10,813             17,126
                                                      ---------------   ---------------  ---------------    ---------------

       Operating Income (Loss)                                21,776            20,356           (8,295)            (6,598)

Other Income and Expense

    Interest Income                                            1,892             3,985                -                  -
    Interest Expense                                          (5,224)          (11,959)            (849)            (2,419)
                                                      ---------------   ---------------  ---------------    ---------------

       Net Income (Loss) Before Taxes                         18,444            12,382           (9,144)            (9,017)

Current Year Provision for Income & Franchise Taxes                -                 -                -                  -
                                                      ---------------   ---------------  ---------------    ---------------

Net Income (Loss)                                   $         18,444  $         12,382 $         (9,144)  $         (9,017)
                                                      ===============   ===============  ===============    ===============

    Loss Per Share                                              0.02              0.01            (0.01)             (0.01)
                                                      ===============   ===============  ===============    ===============

    Weighted Average Shares Outstanding                    1,050,000         1,050,000        1,045,082          1,016,225
                                                      ===============   ===============  ===============    ===============

               See accompanying notes to the financial statements


                             AUTOSTRADA MOTORS, INC.
                            Statements of Cash Flows
            For The Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                        For the Three        For the Six       For the Three        For the Six
                                                        Months ended        Months ended        Months ended       Months ended
                                                          June 30,            June 30,            June 30,           June 30,
                                                            2005                2005               2004                2004
                                                      -----------------   -----------------   ----------------   -----------------
Cash Flows From Operating Activities:
     Net Income (Loss)                              $           18,444  $           12,382  $          (9,144) $           (9,017)
     Adjustments to reconcile net profit to
     net cash provided by operating activities:
        Depreciation Expense                                     3,594               7,139                  -                   -
        Stock Issued for Services                                4,688               9,376              4,688               4,688
        (Increase) Decrease in Accounts Receivable               1,047              15,639                  -                   -
        (Increase) Decrease in Financing Receivables           (20,341)            (32,918)                 -                   -
        (Increase) Decrease in Inventory                      (237,756)           (126,109)           (60,568)            (87,137)
        (Increase) Decrease in Prepaid Expenses                                      1,829                                      -
        Increase (decrease) in Accounts Payable                 (8,036)            (53,420)            (3,278)             (2,684)
        Increase (decrease) in Accrued Liabilities              (1,012)             17,540               (628)             (5,609)
                                                      -----------------   -----------------   ----------------   -----------------

 Net Cash Provided by/(Used for) Operating Activities         (239,372)           (148,542)           (68,930)            (99,759)
 Cash Flows From Investing Activities:
        Purchase of Property, Plant, & Equipment                (1,007)             (1,007)              (879)               (879)
                                                      -----------------   -----------------   ----------------   -----------------

 Net Cash Provided by/(Used for) Investing Activities           (1,007)             (1,007)              (879)               (879)
 Cash Flows From Financing Activities:
        Proceeds from Stock Issuance                                 -                   -             75,000              75,000
        Repayment on Related Party Notes                        (7,515)            (15,255)                 -                   -
        Proceeds from Related Party Notes                      117,000             117,000             15,000              15,000
        Proceeds from Lines of Credit                          375,117             375,117            121,665             212,806
        Repayment on Lines of Credit                          (276,643)           (338,345)          (154,046)           (235,143)
                                                      -----------------   -----------------   ----------------   -----------------

 Net Cash Provided by/(Used for) Financing Activities          207,959             138,517             57,619              67,663
                                                      -----------------   -----------------   ----------------   -----------------
 Net Increase in Cash                                          (32,420)            (11,032)           (12,190)            (32,975)
 Beginning Cash Balance                                         38,724              17,336             12,190              32,975
                                                      -----------------   -----------------   ----------------   -----------------
 Ending Cash Balance                                $            6,304  $            6,304  $               -  $                -
                                                      =================   =================   ================   =================
 Supplemental Discloser of Cash Flow Information:
     Cash paid for Taxes                            $              100  $              100  $               -  $                -
     Cash paid during the year for Interest         $            5,224  $           11,959  $             849  $            2,419



               See accompanying notes to the financial statements

                             AUTOSTRADA MOTORS, INC
                     Notes to Condensed Financial Statements
                                  June 30, 2005

NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operation for period ended June 30, 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

     The Company had accumulated losses since its inception and has only recently generated profits from operations. Additionally, the Company has not had positive cash flows from operations since its inception. Operating capital has been raised through loans from shareholders and lines of credit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management is planning to further development and market of dealership operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY PAYABLES

     As of June 30, 2005, the Company has recorded a note payable to shareholder for $38,000. On May 5, 2005, the Company entered into a line of credit agreement with another shareholder in the amount of $150,000 with an interest rate of prime plus 2.25%. The note is secured by property and assets owned by the Company that are not already encumbered by other debt instruments. As of June 30, 2005, the Company has draw $117,000 against the line of credit. The line of credit matures on August 1, 2008 but is callable, in writing, at any time by either party. Also, as of June 30, 2005, the Company has recorded a note payable due to a related party for $1,513. The related party has common management with the Company.

Item 2.Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation.
------------------

     Our plan of operation for the next 12 months is to continue with our current business operations. However, we have accumulated losses since our inception and have not yet been able to generate profits from operations, with the exception of the quarterly period ended June 30, 2005. Operating capital has been raised through loans from members (while we were an L.L.C.), lines of credit and from our shareholders and other related parties. These factors raise substantial doubt about our ability to continue as a going concern.

Results of Operations.
----------------------

     We generated net income of $18,444 on Revenue of $1,125,364 for the quarterly period ended June 30, 2005, compared to a net loss of $(9,144) on revenue of $245,766 for the quarterly period ended June 30, 2004. The increase in the income during the quarterly period ended June 30, 2005 was primarily attributable to the increase in revenues from $245,766 for the quarterly period ended June 30, 2004, to $1,125,364 for the quarterly period ended June 30, 2005.

     Revenues increased from $245,766 for the quarterly period ended June 30, 2004 to $1,125,364 for the quarterly period ended June 30, 2005. For both the quarterly periods ended June 30, 2005 and 2004, 80% of the vehicles sold were retail or lot generated. For the quarterly period ended June 30, 2005, 75% of the retail sales resulted from leads initiated from the Company's web site, www.autostradamotors.com. The remaining retail sales leads came from drive-by traffic (12.5%), customer referrals (12.5%) and print advertising (15%). All retail sales are finalized at the Company's offices located at the sales lot.

Liquidity.
----------

     During the quarterly periods ended June 30, 2005, and 2004, we had revenues of $1,125,364 and $245,766 respectively; there were accounts receivable at June 30, 2005, and December 31, 2004 of $0 and $15,668, respectively. Inventory was $437,687 and $311,578, respectively, at June 30, 2005, and December 31, 2004.

     On May 5, 2005, the Company entered into a Line of Credit Agreement with Linda R. Fry, a related party. The $150,000 revolving line of credit will be used to provide working capital for the operations of the Company. As of the date of the filing of this Quarterly Report, the Company had received advances on the Line of Credit of $117,000. The Loan Interest Rate on the Line of Credit is the prime rate plus 2.25%, compounded annually and paid monthly. The Maturity Date on the Line of Credit is August 1, 2008, however, the Line of Credit is callable, in writing, at any time by either party. Linda R. Fry is the wife of Douglas W. Fry, President and Directors of the Company.

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

                                  Autostrada Motors, Inc.



Date:  8-8-05               By/S/Douglas W. Fry
                            Douglas W. Fry, President and Director



Date:  8-8-05               By/S/ Travis T. Jenson
                            Travis T. Jenson, Secretary, Treasurer,
                            CFO and Director