Form 10QSB
period 2005-09-30
AUTOSTRADA MOTORS INC
filed 2005-11-14
CIK 1286923

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005.

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

(1)  Yes  X    No              (2)  Yes  X    No
         ----     ----                  ----         ----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                   ----    ----

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes     No   X
                                                   ----    ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

None; Not Applicable.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  November 8, 2005
                                Common Voting Stock
                                    1,050,000


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




                             Autostrada Motors, Inc.
                             Condensed Balance Sheet
                               September 30, 2005
                                   (Unaudited)

                                ASSETS
                                                               September 30, 2005    December 31, 2004
                                                                  (Unaudited)            (Audited)
                                                               ----------------        ---------------
 Current Assets
      Cash                                                  $          126,152      $          17,336
      Accounts Receivable                                               35,061                 15,668
      Financing Receivables                                             39,995                  9,671
      Prepaid Payroll                                                                           1,829
      Current Portion Prepaid Consulting                                 9,375                 18,750
      Inventory                                                        501,933                311,578
                                                                ----------------        ---------------
 Total Current Assets                                                  712,516                374,832
 Property, Plant, & Equipment [Net]                                     68,677                 69,297
 Other Assets
      Non-current Financing Receivables                                 25,253                  2,855
      Prepaid Consulting                                                     -                  4,688
      Deposits                                                           2,600                  2,600
                                                               ----------------        ---------------
 Total Other Assets                                                     27,853                 10,143
 Total Assets                                               $          809,046      $         454,272
                                                               ================        ===============
           LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
 Current Liabilities
      Accounts Payable                                      $            3,947      $          91,144
      Sales Tax Payable                                                 39,669                 19,999
      Taxes Payable                                                                               100
      Lien Holders                                                     325,352                      -
      Line of Credit                                                   154,164                191,654
      Notes Payable to Related Parties                                 177,092                 54,767
                                                               ----------------        ---------------
 Total Current Liabilities                                             700,224                357,664
                                                               ----------------        ---------------
 Total Liabilities                                                     700,224                357,664
 Stockholders' Equity
      Preferred stock: $.001 par value,
         500,000 shares authorized,
         no issued or outstanding                           $                -                      -
      Common stock, $.001 par value,
         70,000,000 shares authorized,
         1,050,000 issued and outstanding                                1,050                  1,050
      Paid in Excess of par value                                      115,762                115,762
      Accumulated deficit                                               (7,990)               (20,204)
                                                               ----------------        ---------------
 Total Stockholders' Equity                                            108,822                 96,608
                                                               ----------------        ---------------
 Total Liabilities and Stockholders' Equity                 $          809,046      $         454,272
                                                               ================        ===============
                             See accompanying notes



                             AUTOSTRADA MOTORS, INC.
                       Condensed Statements of Operations
          For the Three and Nine Month Periods Ended September 30, 2005 and 2004
                                   (Unaudited)

                                              Three Months       Nine Months         Three Months            Nine Months
                                                 Ended             Ended                Ended                   Ended
                                              September 30      September 30         September 30           September 30
                                                 2005               2005                 2004                    2004
                                          -----------------   -----------------   -----------------     ----------------

Revenues                                 $        1,261,221  $        3,568,525  $          206,146    $         696,662
Cost of Goods Sold                                1,167,459           3,302,236             195,394              675,382
                                           -----------------   -----------------   -----------------     ----------------
Gross Profit (Loss)                                  93,762             266,289              10,752               21,280
Advertising                                           8,617              20,770               2,630                2,630
Bad Debt                                                  -                 607                   -                    -
Depreciation                                          3,962              11,101                   -                    -
General & Administrative Expenses                    76,269             208,540              15,101               32,242
                                           -----------------   -----------------   -----------------     ----------------
         Operating Income (Loss)                      4,914              25,271              (6,979)             (13,592)
Other Income and Expense
     Interest Income                                  2,554               6,539                   -                    -
     Interest Expense                                (7,637)            (19,597)             (1,079)              (3,498)
                                           -----------------   -----------------   -----------------     ----------------
         Net Income (Loss) Before Taxes                (169)             12,213              (8,058)             (17,090)
Current Year Provision for Income & Franchise Taxes       -                   -                   -                    -
                                           -----------------   -----------------   -----------------     ----------------
Net Income (Loss)                        $             (169) $           12,213  $           (8,058)   $         (17,090)
                                           =================   =================   =================     ================
     Loss Per Share                                   (0.01)               0.01               (0.01)               (0.02)
                                           =================   =================   =================     ================
     Weighted Average Shares Outstanding          1,050,000           1,050,000           1,050,000            1,047,402
                                           =================   =================   =================     ================
                             See accompanying notes


                             Autostrada Motors, Inc.
                            Statements of Cash Flows
          For the Three and Nine Month Periods Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                     For the Three   For the Nine    For the Three   For the Nine
                                                     Months ended    Months ended    Months ended    Months ended
                                                     September 30,   September 30,   September 30,   September 30,
                                                        2005            2005            2004            2004
                                                    --------------  --------------  --------------  --------------
 Cash Flows From Operating Activities:
     Net Income (Loss)                            $          (169)$        12,213 $        (8,058)$       (17,090)
     Adjustments to reconcile net profit to
     net cash provided by operating activities:
       Depreciation Expense                                 3,962          11,101               -               -
       Stock Issued for Services                            4,688          14,063           4,688           9,375
       (Increase) Decrease in Accounts Receivable         (35,061)        (19,422)         (1,908)         (6,610)
       (Increase) Decrease in Financing Receivables       (19,775)        (52,692)         (4,719)
       (Increase) Decrease in Inventory                   (64,247)       (190,356)         23,567         (63,571)
       (Increase) Decrease in Prepaid Expenses                              1,829
       Increase (decrease) in Accounts Payable            291,575         238,155)         (1,465)          1,292
       Increase (decrease) in Bank Overdraft                    -               -           2,592           2,592
       Increase (decrease) in Accrued Liabilities           2,030          19,570           2,715          (8,394)
                                                    --------------  --------------  --------------  --------------

 Net Cash Provided by/(Used for) Operating Activities     183,003          34,461          17,412         (82,406)
 Cash Flows From Investing Activities:
       Purchase of Property, Plant, & Equipment            (9,473)        (10,481)        (63,295)        (64,173)
                                                    --------------  --------------  --------------  --------------

 Net Cash Provided by/(Used for) Investing Activities      (9,473)        (10,481)        (63,295)        (64,173)
 Cash Flows From Financing Activities:
       Proceeds from Stock Issuance                                                                        75,000
       Repayment on Related Party Notes                     2,580         (12,674)
       Proceeds from Related Party Notes                   18,000         135,000         (15,000)              -
       Proceeds from Lines of Credit                      239,407         880,915          60,941          38,604
       Repayment on Lines of Credit                      (313,669)       (918,405)
                                                    --------------  --------------  --------------  --------------

 Net Cash Provided by/(Used for) Financing Activities     (53,682)         84,836          45,941         113,604
                                                    --------------  --------------  --------------  --------------
 Net Increase in Cash                                     119,848)        108,816)             58         (32,975)
 Beginning Cash Balance                                     6,304          17,336             (58)         32,975
                                                    --------------  --------------  --------------  --------------
 Ending Cash Balance                              $       126,152 $       126,152 $            - $             -
                                                    ==============  ==============  ==============  ==============
 Supplemental Discloser of Cash Flow Information:
     Cash paid for Taxes                          $             - $           100 $             - $             -
     Cash paid during the year for Interest       $         7,637 $        19,597 $         1,079 $         3,498
                                                    ==============  ==============  ==============  ==============

                             See accompanying notes

                             AUTOSTRADA MOTORS, INC
                     Notes to Condensed Financial Statements
                               September 30, 2005

NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operation for period ended September 30, 2005 are not necessarily indicative of the operating results for the full years.

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

     Management is planning to further develop and market its dealership operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY PAYABLES

     As of September 30, 2005, the Company has recorded a note payable to shareholder for $38,000. On May 5, 2005, the Company entered into a line of credit agreement with a related party in the amount of $150,000 with an interest rate of prime plus 2.25%. The note is secured by property and assets owned by the Company that are not already encumbered by other debt instruments. As of September 30, 2005, the Company has drawn $135,000 against the line of credit. The line of credit matures on August 1, 2008 but is callable, in writing, at any time by either party. Also, as of September 30, 2005, the Company has recorded a note payable due to a related party for $4,092. The related party has common management with the Company.

Item 2.Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation.
------------------

     Our plan of operation for the next 12 months is to continue with our current business operations. However, we have accumulated losses since our inception and have not yet been able to generate consistent profits from operations. Operating capital has been raised through loans from members (while we were an L.L.C.), lines of credit and from our shareholders. These factors raise substantial doubt about our ability to continue as a going concern.

Results of Operations.
----------------------

     Our Company has generated limited profit's since inception. We generated a net loss of ($169) on Revenue of $1,261,221 for the quarterly period ended September 30, 2005, and a loss of ($8,058) on revenue of $206,146 for the quarterly period ended September 30, 2004. The increase in revenue during the quarterly period ended September 30, 2005 was primarily attributed to the increase in sales resulting from our change of business location.

     Revenues increased from $206,146 for the quarterly period ended September 30, 2004 to $1,261,221 for the quarterly period ended September 30, 2005. For both the quarterly periods ended September 30, 2005 and 2004, 70% of the vehicles sold were retail or lot generated. Approximately 75% of the retail sales result from leads initiated from the Company's web site, www.autostradamotors.com. The remaining sales leads come from drive-by traffic (12.5%) and customer referrals (12.5%). All retail sales are finalized at the Company's offices located at the sales lot.

Liquidity.
----------

     During the quarterly periods ended September 30, 2005, and 2004, we had revenues of $1,261,221 and $206,146 respectively; there were accounts receivable at September 30, 2005, and September 30, 2004 of $35,061 and $6,610,
respectively. Inventory was $501,933 and $149,633, respectively, at September 30, 2005, and September 30, 2004.

     On May 5, 2005, prior to the period covered by this Quarterly Report, the Company entered into a Line of Credit Agreement with Linda R. Fry, a related party. The $150,000 revolving line of credit will be used to provide working capital for the operations of the Company. As of the date of the filing of this Quarterly Report, the Company had received advances on the Line of Credit of $135,000. The Loan Interest Rate on the Line of Credit is the prime rate plus 2.25%, compounded annually and paid monthly. The Maturity Date on the Line of Credit is August 1, 2008, however, the Line of Credit is callable, in writing, at any time by either party. Linda R. Fry is the wife of Douglas W. Fry, President and Director of the Company.

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

Item 2.Changes in Securities.

     There have been changes in securities for the Quarter Ended September 30, 2005.

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

                                  Autostrada Motors, Inc.



Date: 11-11-2005            By/S/Douglas W. Fry
                            Douglas W. Fry, President and Director



Date: 11-11-2005            By/S/ Travis T. Jenson
                            Travis T. Jenson, Secretary, Treasurer,
                            CFO and Director