Form 10KSB
period 2005-12-31
AUTOSTRADA MOTORS INC
filed 2006-03-31
CIK 1286923

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from to

Commission File No. - 0-51075

Autostrada Motors, Inc.

(Name of Small Business Issuer in its Charter)

Utah	20-0919460
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

235 West 500 South

Salt Lake City, Utah 84101

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 524-9500

None; Not Applicable.

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

(1) Yes ☒ No ☐	(2) Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State Issuer’s revenues for its most recent fiscal year: December 31, 2005- $4,778,546.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

March 16, 2006 - $75,600. There are approximately 252,000 shares of common voting stock of the Company held by non-affiliates. The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.30), as of March 16, 2006, as quoted on the OTCBB of by the National Association of Securities Dealers (the”NASD”).

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None, not applicable.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: March 16, 2005 - 1,050,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes ☒ No ☐

PART I

Item 1. Description of Business

Business Development

Organization and Charter Amendments

Autostrada Motors, Inc. (our “Company,” “we,” “us,” “our” and words of similar import) was formerly Autostrada Motors, LLC., a Utah Limited Liability Corporation (“LLC”). The LLC was established in September of 2003, for the purpose of operating an automobile dealership which participated in the wholesale and retail used car markets. The LLC was reorganized as a Utah corporation on March 19, 2004, following the corporate reorganization from an LLC to a corporation, with us issuing 600,000 shares of common stock to the members of the LLC in exchange for their ownership interests.

Our Company has an authorized capital of $75,000 consisting of 70,000,000 shares of common stock of a par value of $0.001 per share and 5,000,000 shares of preferred stock of a par value of $0.001 per share.

Copies of the Articles of Conversion by which we converted from an LLC to a corporation and our Articles of Incorporation, and our Bylaws, as amended, were attached to our initial Form 10-SB Registration Statement filed with the Securities and Exchange Commission on December 14, 2004 and are incorporated herein by reference. See Part III, Item 13.

An additional 150,000 shares of our common stock were issued to directors for services rendered on behalf of our Company pursuant to a Consulting Agreement dated April 1, 2004, a copy of which was attached to our initial 10-SB Registration Statement that was filed with the Securities and Exchange Commission on December 14, 2004 and is incorporated herein by reference. See Part III, Item 13. These shares were issued pursuant to Rule 701 of the

Securities and Exchange Commission. The Consulting Agreement shall remain in full force and effect for two years and will expire on March 31, 2006.

On April 5, 2004, we also issued 270,200 shares of our common stock at $0.25 per share for an aggregate total of $67,550 under Rule 504 of Regulation D of the Securities and Exchange Commission and Rule 164-14-25s of the Utah Division of Securities regarding general solicitations to “accredited investors.”

On April 23, 2004, we issued an additional 29,800 shares of our common stock at $0.25 per share for an aggregate total of $7,450 pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission and Rule 164-14-25s of the Utah Division of Securities regarding general solicitations to “accredited investors.”

Material Changes in Control Since Inception and Related Business History

Business

Our Company’s plan of operation for the next 12 months is to continue the operations of our wholesale and retail automobile dealership, including the operation of our retail used car sales lot, which is located at 235 West 500 South, Salt Lake City, Utah.

We moved into our current business location on October 1, 2004. This location consists of two buildings on .78 acres. One building of 1400 sq. ft. has six sales offices and the second building is a four bay shop of 2400 sq. ft. The remaining acreage is paved and capable of accommodating approximately 50 vehicles in the car sales display area. The balance of the acreage is used for customer, employee and shop parking and traffic flow. Our location has been a franchised dealer used car sales site for over 25 years. We are now situated on a major freeway entrance to I-15/80 near downtown Salt Lake City. This one way street has daily traffic flow of over 45,000 vehicles with a majority of this volume consisting of daily commuters. We have signed a triple net one year lease with four one year options that, in our sole discretion, may extend the lease through August 2009. A “triple Net lease” means that we are solely responsible for all repairs and/or property taxes on the leased premises. The annual lease payment is $30,000, with a 3% increase if each successive lease extension is exercised. Approximately one third of the acreage and the shop building have been sublet to Diamond Executive Detailing, L. C. (“Diamond”), which is owned by Douglas W. Fry and Stephen R. Fry, two of our directors and executive officers. Diamond provides automotive detailing services to us. The terms of the sub-lease are the same as the master lease except that the initial annual lease payment is $20,400. Most utility payments are paid by us.

Risk Factors

Early Stage of Development

We were initially formed in September, 2003, and are at a early stage of our development. We have less than three years of operating history, and there is no guarantee that we will generate profits from our operations.

No Profits from Operations

Our operations have not been profitable since our inception. Operating capital has been raised through loans from members, lines of credit with depository institutions and through investments from our shareholders. Also, we have had negative cash flows from operations.

Losses Associated With Start-up

Although our revenues increased substantially in 2005 as compared to 2004, we have not had a profitable operating history. We cannot guarantee that we will become profitable.

Dependence on Management

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

No Established Market for Common Stock; No Established “Trading Market” for Shares

On June 9, 2005, the Company’s common stock was approved for trading on the OTC Bulletin Board of the NASD under the symbol ASDM. Currently, the average bid price of such stock, as of March 16, 2006, is $0.30 as quoted on the OTCBB by the National Association of Securities Dealers (the”NASD”). Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect in the market price. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company’s common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

For any market that develops for our Company’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. In April of 2005, present members of management satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144.

The most principal of these factors is that the public distribution is inherently limited by the 68 total stockholders of record as of March 16, 2006. We also anticipate a thinly-traded market, if one develops. There are only 1,050,000 total shares outstanding as of March 16, 2006, so there would not be a large volume of trading anticipated. Also, our Company’s common stock is a “penny stock” and only certain types of investors can purchase these securities. However, any “substantial” purchase or sale could have the effect of raising or lowering the price on the basis of supply and demand alone, rather than on other established criteria of value.

Risks of “Penny Stock”

The Company’s common stock may be deemed to be “penny stock” as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker- dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company’s common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products or Services and their Markets

Our principal products or services are comprised of the retail and wholesale sale of used automobiles.

Competition

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

In addition, our ability to maintain future client relationships and generate new clients will depend to a significant degree on the quality of our services and our reputation among our clients and potential clients, compared with the quality of our services provided by, and the reputations of our competitors. To the extent we lose clients to our competitors because of dissatisfaction with our services or our reputation is adversely affected for any other reason, our business, result of operations, financial conditions and prospects could be materially adversely affected.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers

We purchase our used car inventory from several sources including wholesale vehicle auctions throughout the Intermountain West, as trade-in vehicles and from other local area dealers. There should be no shortage in supply of available used automobiles for sale.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts

We are a duly licensed automobile dealer by the state of Utah, as of June 13, 2005.

Need for any Governmental Approval of Principal Products of Services

We are subject to certain federal, state and local laws and regulations relating to small businesses publicly-owned companies in general and wholesale and retail used automobile dealerships. It is possible that certain laws and regulations may be adopted at the local, state and federal levels that could effect our operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for our products or increase the cost of doing business as a result of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on our business, financial condition, results of operation and prospects. If any such law or regulation is adopted, it could limit our ability to operate and could force our business to cease, which would have a significantly negative effect on our shareholders’ investment.

Effect of Existing or Probable Governmental Regulations on Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

Research and Development

None; Not applicable.

Cost and Effects of Compliance with Environmental Laws

None; Not applicable.

Number of Employees

We have three employees in addition to our officers and directors.

Item 2. Description of Property

We moved into our current business location at 235 West 500 South, Salt Lake City, Utah 84101 on October 1, 2004. This location consists of two buildings on .78 acres. One building of 1400 sq. ft. has six sales offices and the second building is a four bay shop of 2400 sq. ft. The remaining acreage is paved and capable of accommodating approximately 50 vehicles in the car sales display area. The balance of the acreage is used for customer, employee and shop parking and traffic flow. Our location has been a franchised dealer used car sales site for over 25 years. We are now situated on a major freeway entrance to I-15/80 near downtown Salt Lake City. This one way street has daily traffic flow of over 45,000 vehicles with a majority of this volume consisting of daily commuters. A large pole sign is prominently located on our frontage. We have signed a triple net one year lease with four one year options that, in our sole discretion, may extend the lease through August 2009. A “Triple Net Lease” means that we are solely responsible for all repairs and/or property taxes on the leased premises. The annual lease payment is $30,000, with a 3% increase if each successive lease extension is exercised. Approximately one third of the acreage and the shop building have been sublet to Diamond Executive Detailing, L. C. (“Diamond”), which is owned by Douglas W. Fry and Stephen R. Fry, two of our directors and executive officers. Diamond provides automotive detailing services to us. The terms of the sub-lease are the same as the master lease except that the initial annual lease payment is $20,400. Most utility payments are paid by us.

Item 3. Legal Proceedings

Our Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of our Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

During the year ended December 31, 2005, or through the date of this filing, no matter was submitted to a vote of the Company’s securities holders, whether through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Equity Compensation Plans

150,000 shares of our common stock were issued to directors for services rendered on behalf of our Company pursuant to a Consulting Agreement dated April 1, 2004, a copy of which was attached to our initial 10-SB Registration Statement that was filed with the Securities and Exchange Commission on December 14, 2004 and is incorporated herein by reference, see Part III, Item 13. These shares were issued pursuant to Rule 701 of the Securities and Exchange Commission. The Consulting Agreement shall remain in full force and effect for two years and will expire on March 31, 2006.

Market Information

On June 9, 2005, the Company’s common stock was approved for trading on the OTC Bulletin Board of the NASD under the symbol ASDM. Currently, the average bid price of such stock, as of March 16, 2006, is $0.30 as quoted on the OTCBB by the National Association of Securities Dealers (the”NASD”). Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect in the market price. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company’s common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop. See the caption “Recent Sales of Unregistered Securities” of this Item, below.

For any market that develops for our Company’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. See the caption “Recent Sales of Unregistered Securities,” of this Item, below.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The bid and offer price for the shares of common stock of our Company for the 2005 quarterly periods are as follows:

	Closing Bid
2005	High	Low
April 22 (first avail.) – June 30*	NONE	NONE
July 1 – September 30.25		.25
October 3 – December 30	1.01	.25

*The Company’s common stock was approved for trading on the OTC Bulletin Board of the NASD under the symbol ASDM on June 9, 2005.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 68.

Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its common stock.

Purchasers of Equity Securities by the Small Business Issuer and Affiliated Purchasers

Autostrada Motors, Inc. (our “Company,” “we,” “us,” “our” and words of similar import) was formerly Autostrada Motors, LLC., a Utah Limited Liability Corporation (“LLC”). The LLC was established in September of 2003, for the purpose of operating an automobile dealership which participated in the wholesale and retail used car markets. The LLC was reorganized as a Utah corporation on March 19, 2004, following the corporate reorganization from an LLC to a corporation, with us issuing 600,000 shares of common stock to the members of the LLC in exchange for their ownership interests.

An additional 150,000 shares of our common stock were issued to directors for services rendered on behalf of our Company pursuant to a Consulting Agreement dated April 1, 2004, a copy of which was attached to our initial 10-SB Registration Statement that was filed with the Securities and Exchange Commission on December 14, 2004 and is incorporated herein by reference. See Part III, Item 13. These shares were issued pursuant to Rule 701 of the Securities and Exchange Commission. The Consulting Agreement shall remain in full force and effect for two years and will expire on March 31, 2006.

On April 5, 2004, we also issued 270,200 shares of our common stock at $0.25 per share for an aggregate total of $67,550 under Rule 504 of Regulation D of the Securities and Exchange Commission and Rule 164-14-25s of the Utah Division of Securities regarding general solicitations to “accredited investors.”

On April 23, 2004, we issued an additional 29,800 shares of our common stock at $0.25 per share for an aggregate total of $7,450 pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission and Rule 164-14-25s of the Utah Division of Securities regarding general solicitations to “accredited investors.

Sales of “Unregistered” and “Restricted” Securities Over The Past Three Years

Name of Class	Number of Shares	Date	Consideration
LLC Owners	600,000	03/04	Exchange
Management	150,000	04/04	Services
Accredited Investors	270,200	04/04	Cash
Accredited Investors	29,800	04/04	Cash

For additional information, please see Part I, Item 1, “Organization and Charter Amendments”.

Restrictions on Sales of Certain “Restricted Securities”

Generally, “restricted securities” can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the “current public information” requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in “broker’s transactions” only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an “affiliate” of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. All “restricted securities” of the Company have been held for in excess of one year.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2005, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005. See also the caption, “Equity Compensation Plans,” above.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) its ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, its ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

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

Results of Operations

Our Company has generated no profit since inception. We generated a net loss of ($6,306) on Revenue of $4,778,546 for the year ended December 31, 2005, and ($20,204) on revenue of $1,203,453 for the year ended December 31, 2004. The decrease in the loss during the period ended December 31, 2005 was primarily attributable to the increase in Revenues from $1,203,453 for the period ended December 31, 2004, to $4,778,546 for the period ended December 31, 2005. The Company also recognized a deferred tax benefit for future tax deductible amounts.

Revenues increased from $1,203,453 (102 vehicles sold) for the fiscal year ended December 31, 2004 to $4,778,546 (415 vehicles sold) for the fiscal year ended December 31, 2005. For both the fiscal years ended December 31, 2005 and 2004, 80% of the vehicles sold were retail or lot generated. Approximately 75% of the sales leads are initiated from AutoTrader.com, Car.com, and the Company’s web site, www.autostradamotors.com. The remaining sales leads come from drive-by traffic (12.5%) and customer referrals (12.5%). All retail sales are finalized at the Company’s offices located at the sales lot.

The Company does provide in-house financing on a limited basis to approximately 7% of its customers. Currently, the Company’s in-house financing is limited by our working capital and cash flows on hand. The Company acts as a sales representative for a non-affiliated company that sells service contracts for used vehicles. Because these service contracts are between the customer and the service contract company, the Company is unaware if the customers who have purchased service contracts have used the benefits of the contracts.

The future marketing efforts of the Company will include the following: First, by examining the historical sales records of the Company and targeting its marketing efforts to take advantage of the Company’s sales history; Second, targeting the approximately 45,000 vehicles that pass by the Company’s dealership on a daily basis. The development of the Company’s dealership and additional marketing techniques will be limited by the Company’s ability to pay for the proposed improvements out of existing working capital. Additionally, the Company does not anticipate these expenses to be significant; therefore, the Company does not anticipate a significant increase in general and administrative expenses in this regard.

Liquidity

During the periods ended December 31, 2005, and December 31, 2004, we had revenues of $4,778,546 and $1,203,453 respectively; there were accounts receivable at December 31, 2005, and December 31, 2004 of $42,815 and $15,668, respectively. Inventory was $540,791 and $311,578, respectively, at December 31, 2005, and December 31, 2004.

Future cash flow from operations is anticipated to cover lease payments and other expenses of operation. Currently, the Company does not anticipate any additional short term or long term capital requirements. If additional short term or long term capital requirements are necessary, the Company anticipates approaching members of its management and/or shareholder’s to cover any unanticipated working capital needs.

The Company’s lease is a “Triple Net Lease”. Throughout the term of the lease and any extensions thereof, the Company is obligated to perform and solely pay for the cost of all repairs, maintenance, improvements and property taxes associated with the property and buildings for the term of the lease. Prior to occupying the property, the landlord and the Company agreed that certain repairs and improvements would be performed to the buildings, their mechanical and electrical systems and to the property itself. Some of these repairs and improvements were paid for by the Company and others were paid for by the landlord. When the Company agreed to occupy the building, the buildings and property were deemed to be in reasonably good condition and acceptable to the Company. Any further repairs or maintenance required during the term of the lease will be paid for by the Company. Currently, the Company has the following lines of credit:

A. $400,000 line of credit with Celtic Bank Corporation of Salt Lake City, Utah. The line of credit is secured by personal assets of Mr. Douglas Fry and titles of vehicles owned by the Company. The term of the line of credit is prime plus 2.75% interest only and is reconsidered annually on October 15. As of December 31, 2005, the Company owed $207,589 on the line of credit. $250,000 of the line of credit is secured by real estate owned by a related party. The remaining $150,000 is secured by the Company’s inventory; when the balance exceeds $250,000.

B. $38,000 line of credit with Douglas W. Fry. The term of the line of credit is prime plus 2%. The line of credit becomes due and payable on August 1, 2006. The line of credit with Mr. Fry is not secured, and as of December 31, 2005, the outstanding balance on the line of credit was $38,000.

C. $75,000 line of credit with Manheim Auctions Financial Services. The term of the line of credit is prime plus 3%. There is a flat fee of $80.00 per vehicle borrowed against, with each individual draw on a vehicle maturing in 45 days, with no one vehicle draw to exceed $20,000. As of December 31, 2005, the Company owed nothing on this line of credit.

Item 7. Financial Statements.

Autostrada Motors, Inc.

Report of Independent Registered Public Accounting Firm

& Financial Statements

December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Autostrada Motors, Inc

Salt Lake City, Utah

We have audited the accompanying balance sheet of Autostrada Motors, Inc. as of December 31, 2005, and the related statements of stockholders’ equity, operations, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autostrada Motors, Inc. as of December 31, 2005, and the results of operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 2, 2006

Autostrada Motors, Inc.

Balance Sheet

December 31, 2005

ASSETS
Current Assets
Cash	$43,644
Accounts Receivable	42,815
Financing Receivables	39,255
Employee Advances	2,184
Prepaid Expenses	900
Current Portion Prepaid Consulting	4,688
Inventory	540,791
Total Current Assets	674,277

Property, Plant, & Equipment [Net]	66,855

Other Assets
Non-current Financing Receivables	13,284
Deferred Tax Asset	8,133
Deposits	2,600
Total Other Assets	24,017

Total Assets	$765,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$269,214
Sales Tax Payable	30,865
Taxes Payable	1,453
Line of Credit	207,589
Notes Payable to Related Parties	39,226
Total Current Liabilities	548,347

Note Payable Related Party	126,500

Total Liabilities	674,847

Stockholders’ Equity
Preferred stock: $.001 par value,
5,000,000 shares authorized,
no issued or outstanding	$—
Common stock, $.001 par value,
70,000,000 shares authorized,
1,050,000 issued and outstanding	1,050
Paid in Excess of par value	115,762
Deficit accumulated	(26,510)

Total Stockholders’ Equity	90,302
Total Liabilities and Stockholders’ Equity	$765,149

See accompanying notes to financial statements.

Autostrada Motors, Inc.

Statement of Stockholders’ Equity

For the Years Ended December 31, 2005

			Additional		Net
	Common	Common	Paid-In	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Deficit

Balance, March 19, 2004	0	$0	$0	$0	$0

Common stock issued to members
of Autostrada Motors, LLC on
March 19, 2004	600,000	600	3,712	0	4,312

Common stock issued to directors
for consulting agreement at $.25
per share on April 1, 2004	150,000	150	37,350	0	37,500

Common stock issued for cash at
$.25 per share. April 5, 2004	270,200	270	67,280	0	67,550

Common stock issued for cash at
$.25 per share. April 23, 2004	29,800	30	7,420	0	7,450

Net income (loss) for the year ended
December 31, 2004				(20,204)	(20,204)

Balance, December 31, 2004	1,050,000	$1,050	$115,762	$(20,204)	$96,608

Net income (loss) for the year ended
December 31, 2005				(6,306)	(6,306)

Balance, December 31, 2005	1,050,000	1,050	115,762	(26,510)	90,302

Autostrada Motors, Inc.

Statements of Operations

For the Years Ended December 31, 2005 and 2004

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Revenues	$4,778,546	$1,203,453

Cost of Goods Sold	4,420,709	1,128,125

Gross Profit (Loss)	357,837	75,328

Advertising	28,283	17,620
Depreciation	15,860	3,347
General & Administrative Expenses	309,545	66,501

Operating Income (Loss)	4,148	(12,140)

Other Income and Expense

Other Income	4,630	—
Interest Income	4,792	172
Interest Expense	(26,557)	(8,136)

Net Income (Loss) Before Taxes	(12,986)	(20,104)

Provision (benefit) for Income & Franchise Taxes	(6,680)	100

Net Income (Loss)	$(6,306)	$(20,204)

Loss Per Share	(0.01)	(0.02)

Weighted Average Shares Outstanding	1,050,000	1,048,235

See accompanying notes to financial statements.

Autostrada Motors, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2005 and 2004

	For the Year	Four Months
	ended	ended
	December 31,	December 31,
	2005	2004
Cash Flows From Operating Activities:
Net Loss	$(6,306)	$(20,204)
Adjustments to reconcile net (loss) to
net cash provided by operating activities:
Depreciation Expense	15,860	3,347
Stock Issued for Services	—	14,063
(Increase) decrease in Accounts Receivable	(27,147)	(15,668)
(Increase) decrease in Financing Receivables	(40,014)	(12,526)
(Increase) decrease in Employee Advances	(2,184)	—
(Increase) decrease in Inventory	(229,214)	(225,516)
(Increase) decrease in Prepaid Expenses	19,680	(1,829)
(Increase) decrease in deposits	—	(2,600)
(Increase) decrease in deferred tax asset	(8,133)	—
Increase (decrease) in Accounts Payable	178,070	90,896
Increase (decrease) in Accrued Liabilities	12,220	5,689

Net Cash Provided by/(Used for) Operating Activities	(87,168)	(164,348)
Cash Flows From Investing Activities:
Purchase of Property, Plant, & Equipment	(13,418)	(72,644)

Net Cash Provided by/(Used for) Investing Activities	(13,418)	(72,644)
Cash Flows From Financing Activities:
Proceeds from Related Party Notes	156,715	25,030
Repayment on Related Party Notes	(45,756)	(8,263)
Proceeds from Lines of Credit	1,081,190	616,448
Repayment on Lines of Credit	(1,065,255)	(486,862)
Sale of Stock	—	75,000

Net Cash Provided by/(Used for) Financing Activities	126,894	221,353
Net Increase in Cash	26,308	(15,639)
Beginning Cash Balance	17,336	32,975
Ending Cash Balance	$43,644	$17,336
Supplemental Discloser of Cash Flow Information:
Cash paid for Taxes	$100	$—
Cash paid during the year for Interest	$26,557	$8,136

See accompanying notes to financial statements.

Autostrada Motors, Inc.

Notes to Financial Statements

December 31, 2005

NOTE 1 Organization and Summary of Significant accounting Policies

(a) Organization

Autostrada Motors, LLC was organized as a Utah limited liability company on September 19, 2003. Autostrada Motors, LLC was reorganized as a Utah corporation on March 19, 2004, following the corporate reorganization from an LLC to a corporation, with the corporation issuing 600,000 shares of common stock to the members of the LLC in exchange for their ownership interest. Autostrada Motors is an automobile dealership which participates in the wholesale and retail markets. The Company purchases vehicles through auctions and a variety of other discount channels and resells in the retail market.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $43,644 cash at December 31, 2005.

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

(e) Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized as earned; when fixed price agreements are signed, automobiles are delivered, and collection of the contract price is reasonably assured. Autostrada does not currently buy new cars from manufacturers but buys used cars in the secondary market. The Company does not anticipate revenue from parts or services in the near future. Uncollected, earned revenue is recorded in accounts receivable. Billed amounts deemed to be uncollectible are charged to bad debt expense. Revenue collected in advance is recorded as a liability until the earnings process is complete.

(f) Inventory

Inventory is comprised of vehicles held for sale or undergoing reconditioning. Inventory is stated at the lower of cost or market. Vehicle inventory cost is determined by specific identification. Parts and labor used to recondition vehicles, as well as transportation and other incremental expenses associated with acquiring and reconditioning vehicles are included in inventory.

(g) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.

(h) Advertising Costs

The Company expenses advertising costs as incurred. For 2005, the Company expensed $28,283 in advertising costs. The Company capitalized $900 in prepaid advertising as of December 31, 2005.

(i) Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. [See Note 2]

(j) Net Income (Loss) per Common Share

In accordance with Financial Accounting Standards No. 128, (Earnings per Share,( basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted income or loss per share calculations are the same.

(k) Financing and Accounts Receivable

Accounts receivable include certain amounts due from customers and warranty reimbursements. The Company believes all amounts are fully collectible and therefore has not booked an allowance for doubtful accounts. Financing receivables include amounts due from customers for which the Company has financed their purchase. The Company recognizes current financing receivables for which principal payments will be due within one year. Non-current financing receivables represent amounts for which principal payments will not be due within one year. These amounts are secured by the vehicles. The Company has not booked an allowance for doubtful accounts on these accounts because the Company believes potential losses would be mitigated through repossessions.

(l) Prepaid Consulting

The Company expenses consulting fees straight-line over the life of the agreement. In 2005, the Company booked an expense of $18,750 for the consulting agreement.

(m) Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, receivables including financing receivables, accounts payable and short-term borrowings approximates fair value.

(n) Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives.

(o) Impact of New Accounting Standards

In December 2004, the FASB issued SFAS 123 (R), “Share-Based Payment.” SFAS 123 (R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123 (R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123 (R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the Company’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company’s shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers or nonpublic entities, as of the first interim period or fiscal year beginning after December 15, 2005. For all other public companies, the statement is effective as of the first interim period or fiscal year beginning after June 15, 2005. Management does not expect adoption of SFAS 123 (R) to have a material impact on the Company’s financial statements.

In November 2004, FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” SFAS 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Such a change has commercial substance if the future cash flows of the entity are expected to change significantly as a result of accounting changes and corrections of error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted. Management does not expect adoption of SFAS 154 to have a material impact on the Company’s financial statements.

NOTE 2 INCOME TAXES

The provision for income taxes consists of the following:

Current taxes	$2,266
Benefit from NOL carryforwards	(813)
Deferred tax benefit	(8,133)
$(6,680)

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined that it is more likely than not that the deferred tax benefit will be realized. Accordingly, the valuation allowance has been reduced to zero. The valuation allowance for deferred tax assets decreased by 44,032 to $0 as of December 31, 2005. Deferred tax assets recognized for deductible temporary difference total $8,133, net of a valuation allowance of $0, as detailed below.

Deferred Tax Asset	Deductible Amount	Rate	Tax
Prepaid Expenses:
Federal	32,813	15%	4,922
State	32,813	5%	1,641
Property, Plant, & Equipment
Federal	7,852	15%	1,177
State	7,852	5%	393

Valuation Allowance			-
Deferred Tax Asset			8,133

Reconciliation between income taxes at the federal statutory tax rate (15%) and the actual income tax provision for continuing operations follows:

Expected provision (taxes on federal income
before taxes [15%])	(1,948)

Effect of:
Non deductible permanent difference	10
Increase/(decrease) in valuation allowance	(4,032)
Graduated rates	(187)
State franchise tax	(523)
Total actual provision	(6,680)

NOTE 3 SHAREHOLDER LOAN / RELATED PARTY TRANSACTIONS

As of December 31, 2005, the Company has recorded a note payable to a shareholder for $38,000. This note was non-interest bearing until April 4, 2004 when an agreement was establish where interest of prime plus 2 percent per annum is due monthly. The principal is due at maturity which is in August 1, 2006. This note is unsecured.

As of December 31, 2005, the Company has recorded a note payable due to a related party for $1,226. The related party has common management with the Company.

As of December 31, 2005, the Company has recorded a note payable to a related party for $126,500. The note requires monthly interest payments of prime plus 2.25 percent. The principal is due at maturity on August 1, 2008. The Company has $150,000 available credit on this note.

NOTE 4 INVENTORY

As of December 31, 2005, the Company maintained $540,791 in inventory composed of used vehicles and improvements to those vehicles. As of December 31, 2005 the book value approximates market value. The Company purchases inventory at various auctions, therefore, the market value approximates book value. Management periodically reviews inventory for declines in market value. As of December 31, 2005, a portion of inventory served as collateral on loans. [See Note 5]

NOTE 5 LINE OF CREDIT

On October 15, 2003, the Company opened a line of credit with a local bank. In November 2004, the Company renegotiated the credit allowing the Company to borrow up to $400,000. The loan is due November 15, 2006 and accrues interest at Prime plus 2.75%. As of December 31, 2005, the Company owed $207,589 on the line of credit. $250,000 of the line of credit is secured by real estate owned by a related party. The remaining $150,000 is secured by the Company’s inventory; when the balance exceeds $250,000.

In December 2005, the Company established a line of credit with a local auction house. The Company can borrow up to $75,000 against this credit line. As of December 31, 2005, the Company owed nothing on this line of credit. The line can be withdrawn at the institutions options and accrues interest at prime plus 3%. A shareholder has personally guaranteed this loan.

The weighted average interest rate on the outstanding short-term debt was 7% during fiscal 2005. The Company averaged $164,204 in borrowing balances during 2005.

NOTE 6 COMMON STOCK

On March 19, 2004, the Company issued 600,000 shares of common stock to the members of Autostrada Motors, LLC for its assets.

On April 1, 2004, the Company entered into a consulting agreement, with management, where as 150,000 shares of common stock were issued for their services over the following two years. This transaction was valued at $37,500 ($0.25 per share) and the company booked a prepaid asset for this amount, which in turn, will be amortized straight-line over the life of the agreement. $18,750 was expensed during 2005.

On April 5, 2004, the Company issued 270,200 shares of common stock for $67,550 in cash, or $0.25 per share.

On April 23, 2004, the Company issued 29,800 shares of common stock for $7,450 in cash, or $0.25 per share.

NOTE 7 PROPERTY PLANT AND EQUIPMENT

The major classes of assets as of the balance sheet date are as follows:

		Accumulated
Asset Class	Cost	Depreciation	Net Book	Method/Life
Furniture and Fixtures	22,016	(3,843)	18,173	SL/7 years
Computers and Office Equipment	11,182	(2,251)	8,931	SL/5-7 years
Leasehold Improvements	52,864	(13,113)	39,751	SL/5 years
Total	86,062	(19,207)	66,855

Depreciation expense was $15,860 in 2005 and $3,347 in 2004.

The Company charges repairs and maintenance to expense as incurred, and capitalizes replacements and improvements when these costs extend the useful life of the asset.

NOTE 8 COMMITMENTS

On November 1, 2004, the Company entered into Employee Agreements with the President and Vice-president of the Company. Officer compensation per the agreement is to be no less than as follows:

Year ended October 31, 2006	120,000
Year ended October 31, 2007	120,000
Year ended October 31, 2008	144,000
Year ended October 31, 2009	144,000
Total officer compensation	$528,000

The Company expensed $135,200 in compensation on these agreements during 2005. Please see Part III, Item 10.

NOTE 9 LEASE COMMITMENTS

The Company conducts its business on leased property. This lease is renewable on an annual basis at the option of the Company. The Company renewed the lease in 2005. Accordingly, the Company will be required to make minimum lease payments of $30,300 during 2006. The Company sub-leases a portion of this property to a related party at $1,700 per month. The Company expects to renew the lease in 2006.

NOTE 10 CONCENTRATIONS

The Company has no single customer that represents a significant portion of total revenues. The Company’s concentration of activities is primarily in the State of Utah. The Company extends credit within these regions. Accordingly, should the Company’s customers fail to perform according to the terms of the contracts, the Company could face difficulties in collection of some amounts.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; Not applicable.

Item 8(a). Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8(b). Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Douglas W. Fry	President	03/04	*
Director
Stephen R. Fry	Vice President	03/04	*
Director
Travis T. Jenson	Secretary/ Treasurer, CFO	03/04	*
Director

*These individuals currently serve in the positions indicated.

Business Experience

Douglas W. Fry, D.D.S., President and Director, is 64 years old. Dr. Fry brings over 30 years of senior level business administration experience, including 13 years in the healthcare industry. He founded, managed and practiced within a group dental practice in Salt Lake City for 10 years and simultaneously, during the last three years with the group, he was President and Director of Vacudent/MD Inc., a manufacturer of consumable goods and durable equipment for the medical and dental industries. From 1980 to 1998, Dr. Fry was President of Argosy Energy Incorporated and from 1995-1998 he was President and CEO of Garnet Resources Corporation. Both Argosy Energy Incorporated and Garnet Resources Corporation, oil and gas exploration and development companies, were listed on the National Market System of NASDAQ. In 2000 to 2001, Dr. Fry, served as Director of International Business Development for Linknet de America Latina, an international telecommunication carrier focused on VoIP technology. From 2001 to present, Dr. Fry has been engaged as a private consultant in the oil and gas and telecommunications industries and in the third quarter of 2003, he co-founded Autostrada Motors, L.L.C., a predecessor to our Company.

Stephen R. Fry, Vice President and Director, is 34 years old. Mr. Fry has served as President of Diamond Executive Detailing, L.L.C., a Utah limited liability company, since its inception in 1995. During the period, Diamond’s principal business purpose has been the cosmetic reconditioning to enhance re- sale value of over 10,000 automobiles for the local used car sales industry. In 2003, Mr. Fry co-founded Autostrada Motors, L.L.C., a predecessor to our Company. Mr. Fry graduated from the University of Utah in 1995 with a degree in Communication.

Travis T. Jenson, Secretary, Treasurer and director, is 33 years old. Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation and financial consulting firm.

Committees

There are no established committees.

Significant Employees

The Company has three employees who are not executive officers. Those employees are not expected to make a significant contribution to the Company’s business.

Family Relationships

Douglas W. Fry is Stephen R. Fry’s father.

Involvement in Certain Legal Proceedings

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

Code of Ethics

The Company adopted a Code of Ethics for our executive officers on or about February 9, 2005, a copy of which is attached to this documents as an Exhibit. Please see Part III, Item 13.

Compliance with Section 16(a) of the Exchange Act

Form 3’s, Statement of Beneficial Ownership, have been filed with the Securities and Exchange Commission by our officers, directors and majority shareholders; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3’s on or about February 15, 2005.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Years or Periods Ended	$ Salary	$ Bonus	Other Annual Compen-sation	Restricted Stock Awards $	Option/ SAR’s	LTIP Payouts $	All Other Compen-sations $
Douglas W. Fry(1)	12/31/05	52,500(1)	0	0	0	0	0	0
President,	12/31/04	4,000	0	0	50,000(2)	0	0	0
Director	12/31/03	0	0	0	0	0	0	0

Stephen R. Fry(1)	12/31/05	82,700(1)	0	0	0	0	0	0
Vice President,	12/31/04	6,100	0	0	50,000(2)	0	0	0
Director	12/31/03	0	0	0	0	0	0	0

Travis T. Jenson	12/31/05	0	0	0	0	0	0	0
Secretary/Treasurer,	12/31/04	0	0	0	50,000(2)	0	0	0
Director	12/31/03	0	0	0	0	0	0	0

(1) For the period covered by this Annual Report, there has been $52,500.00 and $82,700.00 paid in salary to Douglas W. Fry and Stephen R. Fry, respectively.

(2) 150,000 shares of our common stock was issued to directors for services rendered on behalf of our Company pursuant to a Consulting Agreement dated April 1, 2004, a copy of which was attached to our initial 10-SB Registration Statement that was filed with the Securities and Exchange Commission on December 14, 2004 and is incorporated herein by reference. See Part III, Item 13. These shares were issued pursuant to Rule 701 of the Securities and Exchange Commission. The Consulting Agreement shall remain in full force and effect for two years and will expire on March 31, 2006.

Stock Option and Similar Plans

Except as indicated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company’s management during the fiscal years ended December 31, 2005 or 2004. Further, no member of our Company’s management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors

Except as indicated above, there are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director. No additional amounts are payable to the Company’s directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company’s common stock as of the date of December 31, 2005, with the computations being based upon 1,050,000 shares of common stock being outstanding.

Number and Percentage of Shares Beneficially Owned

Name and Address	12/31/05%
Stephen R. Fry	350,000	33.3
2680 S. Filmore St.
Salt Lake City, Utah 84106
Douglas W. Fry	350,000	33.3
842 East Northcliffe Drive
Salt Lake City, Utah 84103
Travis T. Jenson	98,000	9.3
9103 Jeremy Ranch Road
Park City, Utah 84098
TOTALS:	798,000	75.9

Changes in Control

To the knowledge of the Company’s management, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

Transactions with Management and Others

For a description of transactions between members of management, five percent stockholders, “affiliates”, promoters and finders, see the caption “Sales of ‘Unregistered’ and ‘Restricted’ Securities Over the Past Three Years” of Item 5..

Item 13. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None; not applicable.

Exhibits

EX 31.1 Certification of Douglas W. Fry, the Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Travis T. Jenson, the Company’s Secretary, Treasurer and CFP, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32 Certification of Douglas W. Fry and Travis T. Jenson pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX 99.P Code of Ethics., which was adopted by the Company on or about February 9, 2005.

Documents Incorporated by Reference

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2005 and 2004:

Fee Category		2005	2004
Audit Fees		$9,226	$3,479
Audit-related Fees		$5,670	$1,149
Tax Fees		$375	$0
All Other Fees	$		$0
Total Fees		$15,271	$4,628

Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-KSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above. Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

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

AUTOSTRADA MOTORS, INC.

Date:	03/29/06	By:	/s/Douglas W. Fry
Douglas W. Fry, President and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

AUTOSTRADA MOTORS, INC.

Date:	03/29/06	By:	/s/Douglas W. Fry
Douglas W. Fry, President and Director

Date:	03/29/06	By:	/s/Travis T. Jenson
Travis T. Jenson, Secretary, Treasurer, CFO and Director