Form 10QSB
period 2006-03-31
AUTOSTRADA MOTORS INC
filed 2006-05-12
CIK 1286923

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the three month period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _______ to _______

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: May 09, 2006 – 1,050,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

March 31, 2006

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTOSTRADA MOTORS, INC.

CONDENSED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$103,275	$43,644
Accounts Receivable	5,819	42,815
Financing Receivables	51,825	39,255
Employee Advances	3,242	2,184
Prepaid Expenses	900	900
Current Portion Prepaid Consulting	—	4,688
Inventory	592,405	540,791
Total Current Assets	757,466	674,277

Property, Plant, & Equipment [Net]	62,477	66,855

Other Assets
Non-current Financing Receivables	15,954	13,284
Deposits	2,600	2,600
Deferred Tax Asset	8,133	8,133
Total Other Assets	26,687	24,017

Total Assets	$846,630	$765,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$341,179	$269,214
Sales Tax Payable	45,567	30,865
Taxes Payable	1,453	1,453
Line of Credit	239,630	207,589
Notes Payable to Related Parties	38,000	39,226
Total Current Liabilities	665,829	548,347

Notes Payable Related Party	101,500	126,500

Total Liabilities	767,329	674,847

Stockholders’ Equity

Preferred stock: $.001 par value,
5,000,000 shares authorized,
no issued or outstanding	$—	$—
Common stock, $.001 par value,
70,000,000 shares authorized,
1,050,000 issued and outstanding	1,050	1,050
Paid in Excess of par value	115,762	115,762
Accumulated deficit	(37,511)	(26,510)
Total Stockholders’ Equity	79,301	90,302
Total Liabilities and Stockholders’ Equity	$846,630	$765,149

See accompanying notes.

AUTOSTRADA MOTORS, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended March 31, 2006 and 2005

(Unaudited)

	Three Months	Three Months
	Ended March	Ended March
	31, 2006	31, 2005

Revenues	$1,377,433	$1,241,040

Cost of Goods Sold	1,276,501	1,161,044

Gross Profit (Loss)	100,932	79,996

Advertising	6,693	3,513
Depreciation	4,645	3,546
General & Administrative Expenses	91,849	72,408

Operating Income (Loss)	(2,255)	529

Other Income and Expense

Interest Income	1,411	143
Interest Expense	(10,157)	(6,734)

Net Income (Loss) Before Taxes	(11,001)	(6,062)

Current Year Provision for Income & Franchise Taxes	—	—

Net Income (Loss)	$(11,001)	$(6,062)

Loss Per Share	(0.01)	(0.01)

Weighted Average Shares Outstanding	1,050,000	1,050,000

See accompanying notes.

AUTOSTRADA MOTORS, INC.

STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2006 and 2005

(Unaudited)

	For the Three	For the Three
	Months ended	Months ended
	March 31,	March 31,
	2006	2005
Cash Flows From Operating Activities:
Net Income (Loss)	$(11,001)	$(6,062)
Adjustments to reconcile net profit to
net cash provided by operating activities:
Depreciation Expense	4,645	3,546
Stock Issued for Services	4,688	—
(Increase) Decrease in Accounts Receivable	36,996	4,882
(Increase) Decrease in Financing Receivables	(15,240)	(2,869)
(Increase) Decrease in Inventory	(51,614)	111,647
(Increase) Decrease in Prepaid Expenses	—	6,517
(Increase) Decrease in Employee Advances	(1,058)
Increase (decrease) in Accounts Payable	71,965	(45,484)
Increase (decrease) in Accrued Liabilities	14,702	18,652

Net Cash Provided by/(Used for) Operating Activities	54,083	90,829
Cash Flows From Investing Activities:
Purchase of Property, Plant, & Equipment	(267)	—

Net Cash Provided by/(Used for) Investing Activities	(267)	—
Cash Flows From Financing Activities:
Repayment on Related Party Notes	(26,226)	(7,739)
Proceeds from Related Party Notes		—
Proceeds from Lines of Credit	521,428	—
Repayment on Lines of Credit	(489,387)	(61,702)

Net Cash Provided by/(Used for) Financing Activities	5,815	(69,441)
Net Increase in Cash	59,631	21,388
Beginning Cash Balance	43,644	17,336
Ending Cash Balance	$103,275	$38,724
Supplemental Discloser of Cash Flow Information:
Cash paid for Taxes	$—	$—
Cash paid during the year for Interest	$10,157	$1,079

See accompanying notes.

AUTOSTRADA MOTORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operation for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 – RELATED PARTY PAYABLES

As of March 31, 2006, the Company has recorded a note payable to a shareholder for $38,000.

As of March 31, 2006, the Company has recorded a note payable to a related party for $101,500. The note requires monthly interest payments of prime plus 2.25 percent. The principal is due at maturity on August 1, 2008. During the period, the Company repaid $25,000, in principal, on the note.

During the period, the Company repaid a related party $1,226 for expense paid on behalf of the Company.

NOTE 3 – SUBSEQUENT EVENTS

On April 13, 2006, the Company announced the execution of a Letter of Intent to acquire Water Bank of America, Inc., a Canadian corporation. The closing is subject to the execution and delivery of a definitive agreement and various other conditions; no assurance can be given that this acquisition will be completed.

On April 19, 2006, the Company’s Board of Directors resolved to establish a wholly owned subsidiary by the name of ASDM Holdings, Inc. The Board of Directors also resolved to transfer all operations, including assets and liabilities, into this subsidiary.

On May 3, 2006, the Company’s Board of Directors resolved to affect a forward split, by dividend, of its outstanding common stock on the basis of eight for one. The forward split is to have an effective date as of May 15, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Our plan of operation for the next 12 months is to continue with our current business operations. However, we have accumulated losses since our inception and have not yet been able to generate consistent profits from operations. Operating capital has been raised through loans from members (while we were an L.L.C.), lines of credit and from our shareholders.

On April 13, 2006, subsequent to the period covered by this report, we announced the execution of a Letter of Intent to acquire Water Bank of America, Inc., a Canadian corporation. The closing is subject to the execution and delivery of a definitive agreement and various other conditions; no assurance can be given that this acquisition will be completed. For additional information, please see our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on or about April 13, 2006, which is incorporated herein by this reference.

Results of Operations

Our Company has generated limited profits since inception. We generated a net loss of ($11,001) on Revenue of $1,377,433 for the quarterly period ended March 31, 2006, and a loss of ($6,062) on revenue of $1,241,040 for the quarterly period ended March 31, 2005. The increase in revenue during the quarterly period ended March 31, 2006, was primarily attributed to two factors: First, we increased our sales volume for the quarterly period ended March 31, 2006, as compared to the quarterly period ended March 31, 2005; and Second, we have shifted our inventory to focus on newer, higher quality and lower mileage vehicles which has resulted in increased margins.

Revenues increased from $1,241,040 for the quarterly period ended March 31, 2005, to $1,377,433 for the quarterly period ended March 31, 2006. For both the quarterly periods ended March 31, 2006 and 2005, 80% of the vehicles sold were retail or lot generated. Approximately 75% of the sales leads are initiated from AutoTrader.com, Cars.com, and our web site, www.autostradamotors.com. The remaining sales leads come from drive-by traffic (12.5%) and customer referrals (12.5%). All retail sales are finalized at our offices located at the sales lot.

Liquidity and Capital Resources

During the quarterly periods ended March 31, 2006, and 2005, we had revenues of $1,377,433 and $1,241,040 respectively; there were accounts receivable at March 31, 2006, and March 31, 2005 of $5,819 and $10,786, respectively. Inventory was $592,405 and $199,931, respectively, at March 31, 2006, and March 31, 2005.

Future cash flow from operations is anticipated to cover lease payments and other expenses of operation. Currently, we do not anticipate any additional short term or long term capital requirements. If additional short term or long term capital requirements are necessary, we anticipate approaching members of our management and/or shareholder’s to cover any unanticipated working capital needs.

Forward-Looking Statements

The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, Autostrada Motors, Inc.’s actual results may vary materially from those anticipated, estimated, projected or intended.

Item 3. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the President and Treasurer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the President and Treasurer, concluded that the Company’s disclosure controls and procedures are effectively designed to ensure that the information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been changes in securities for the Quarter Ended March 31, 2006.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

On April 13, 2006, subsequent to the period covered by this Quarterly Report, we announced the execution of a Letter of Intent to acquire Water Bank of America, Inc., a Canadian corporation. The closing is subject to the execution and delivery of a definitive agreement and various other conditions; no assurance can be given that this acquisition will be completed. For additional information, please see our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on or about April 13, 2006, which is incorporated herein by this reference.

On April 19, 2006, Subsequent to the period covered by this Quarterly Report, our Board of Directors resolved to establish a wholly owned subsidiary by the name of ASDM Holdings, Inc. The Board of Directors also resolved to transfer all operations, including assets and liabilities, into this subsidiary.

On May 3, 2006, our Board of Directors resolved to effect a forward split, by dividend, of our outstanding common stock on the basis of eight for one. The forward split is to have an effective date as of May 15, 2006.

Item 6.Exhibits.

(a) Exhibits

31 302 Certification of Douglas W. Fry

31.1 302 Certification of Travis T. Jenson

32 906 Certification

Unanimous Consent of the Board of Directors of Autostrada Motors, Inc.

(b) Reports on Form 8-K

On or about April 13, 2006, we filed a Current Report on Form 8-K disclosing under Item 7.01 and 9.01 the announcement of the execution of a Letter of Intent to acquire Water Bank of America, Inc., a Canadian corporation.

(c) Documents Incorporated by Reference

Form 8-K Current Report as filed on April 13, 2006, concerning the announcement of the execution of a Letter of Intent to acquire Water Bank of America, Inc., a Canadian corporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOSTRADA MOTORS, INC.

Date:	05/09/06	By:	/s/Douglas W. Fry
Douglas W. Fry, President and Director

Date:	05/09/06	By:	/s/Travis T. Jenson
Travis T. Jenson, Secretary, Treasurer, CFO and Director