Form 10QSB
period 2006-06-30
AUTOSTRADA MOTORS INC
filed 2006-08-09
CIK 1286923

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the three month period ended June 30, 2006

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

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: August 4, 2006 – 10,400,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

June 30, 2006

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTOSTRADA MOTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current Assets
Cash	$64,173	$43,644
Accounts Receivable	36,031	42,815
Financing Receivables	28,363	39,255
Employee Advances	1,958	2,184
Prepaid Expenses	900	900
Prepaid Taxes	370	—
Current Portion Prepaid Consulting	—	4,688
Inventory	497,620	540,791
Total Current Assets	629,415	674,277

Property, Plant, & Equipment [Net]	57,766	66,855

Other Assets
Non-current Financing Receivables	16,020	13,284
Deposits	2,600	2,600
Deferred Tax Asset	8,133	8,133
Total Other Assets	26,753	24,017

Total Assets	$713,934	$765,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Accounts Payable	$105,126	$269,214
Sales Tax Payable	42,708	30,865
Taxes Payable	—	1,453
Line of Credit	284,779	207,589
Notes Payable to Related Parties	—	39,226
Total Current Liabilities	432,613	548,347

Notes Payable Related Party	229,328	126,500

Total Liabilities	661,941	674,847

Stockholders’ Equity
Preferred stock: $.001 par value,
500,000 shares authorized,
no issued or outstanding	$—	$—
Common stock, $.001 par value,
70,000,000 shares authorized, 8,400,000
issued and outstanding [Restated for Stock Split]	8,400	8,400
Paid in Excess of par value [Restated for Stock Split]	108,412	108,412
Accumulated deficit	(64,819)	(26,510)
Total Stockholders’ Equity	51,993	90,302
Total Liabilities and Stockholders’ Equity	$713,934	$765,149

See accompanying notes to the financial statements.

AUTOSTRADA MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2006	2005	2006	2005

Revenues	$1,379,133	$1,125,364	$2,756,566	$2,307,304

Cost of Goods Sold	1,314,048	1,030,884	2,590,549	2,134,777

Gross Profit (Loss)	65,085	94,480	166,017	172,527

Advertising	6,718	8,640	13,410	12,153
Depreciation	4,710	3,594	9,355	7,139
General & Administrative Expenses	73,265	60,470	165,115	132,879

Operating Income (Loss)	(19,608)	21,776	(21,863)	20,356

Other Income and Expense

Interest Income	3,761	1,892	5,172	3,985
Interest Expense	(11,420)	(5,224)	(21,577)	(11,959)

Net Income (Loss) Before Taxes	(27,267)	18,444	(38,268)	12,382

Current Year Provision for Income & Franchise Taxes	41	—	41	—

Net Income (Loss)	$(27,308)	$18,444	$(38,309)	$12,382

Income (Loss) Per Share	(0.01)	0.00	(0.01)	0.00

Weighted Average Shares Outstanding	8,400,000	8,400,000	8,400,000	8,400,000

See accompanying notes to the financial statements.

AUTOSTRADA MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	For the Six	For the Six
	Months ended	Months ended
	June 30,	June 30,
	2006	2005
Cash Flows From Operating Activities:
Net Income (Loss)	$(38,309)	$12,382
Adjustments to reconcile net profit to
net cash provided by operating activities:
Depreciation Expense	9,355	7,139
Stock issued for services	—	9,376
(Increase) Decrease in Accounts Receivable	6,784	15,639
(Increase) Decrease in Financing Receivables	8,157	(32,918)
(Increase) Decrease in Inventory	43,171	(126,109)
(Increase) Decrease in Prepaid Expenses	4,318	1,829
(Increase) Decrease in Employee Advances	226	—
Increase (decrease) in Accounts Payable	(164,088)	(53,420)
Increase (decrease) in Accrued Liabilities	10,390	17,540

Net Cash Provided by/(Used for) Operating Activities	(119,996)	(148,542)
Cash Flows From Investing Activities:
Purchase of Property, Plant, & Equipment	(267)	(1,007)

Net Cash Provided by/(Used for) Investing Activities	(267)	(1,007)
Cash Flows From Financing Activities:
Repayment on Related Party Notes	(55,692)	(15,255)
Proceeds from Related Party Notes	119,294	117,000
Proceeds from Lines of Credit	1,162,742	375,117
Repayment on Lines of Credit	(1,085,552)	(338,345)

Net Cash Provided by/(Used for) Financing Activities	140,792	138,517
Net Increase in Cash	20,529	(11,032)
Beginning Cash Balance	43,644	17,336
Ending Cash Balance	$64,173	$6,304
Supplemental Discloser of Cash Flow Information:
Stock issued for services	$—	$9,376
Cash paid for Taxes	$—	$—
Cash paid during the year for Interest	$21,587	$1,079

See accompanying notes to the financial statements.

AUTOSTRADA MOTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operation for period ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 – RELATED PARTY PAYABLES

As of June 30, 2006, the Company has recorded a note payable to a shareholder for $38,000. This agreement was amended in July 2006, increasing the limit available to $50,000 and the maturity date to August 1, 2008.

As of June 30, 2006, the Company has recorded a note payable to a related party for $191,328. This agreement was amended on June 28, 2006 to increase the limit available to $200,000 and the maturity date to August 1, 2009. The note requires monthly interest payments of prime plus 2.25 percent. During the three months ended June 30, 2006, the Company repaid $13,172, but was advanced an additional $103,000 on the note.

NOTE 3 – EQUITY

On May 3, 2006, the Company’s Board of Directors resolved to affect a forward split, by dividend, of its outstanding common stock on the basis of eight for one. The forward split was effective as of May 15, 2006. The Company has accounted for the forward split as if the additional shares were issued with the original shares. Accordingly, the Company has 8,400,000 shares of common stock outstanding.

NOTE 4 – CONSOLIDATION

On April 19, 2006, the Company’s Board of Directors resolved to establish a wholly owned subsidiary by the name of ASDM Holdings, Inc. The Board of Directors also resolved to transfer all operations, including assets and liabilities, into this subsidiary. The consolidated financial statements of the Company include the accounts of Autostrada Motors, Inc. and its wholly-owned subsidiary, ASDM Holdings, Inc. All significant intercompany transactions have been eliminated.

NOTE 5 – CONTINGENCY/SUBSEQUENT EVENT

On April 13, 2006, the Company executed a Letter of Intent to acquire Water Bank of America, Inc., a Canadian corporation. The closing is subject to the execution and delivery of a definitive agreement and various other conditions. The Company is currently working on finalizing the acquisition. No assurance can be given that this acquisition will be completed.

On July 13, 2006, subsequent to the period covered by this Quarterly Report, the Company authorized the issuance of 2,000,000 shares of “unregistered” and “restricted” common voting stock, par value $0.001. The aforementioned shares are being held in escrow pending closing of the proposed transaction between the Company and Water Bank of America, Inc. The closing is subject to the execution and delivery of a definitive agreement and various other conditions. The Company is currently working on finalizing the acquisition. No assurance can be given that this acquisition will be completed.

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

On April 13, 2006, we announced the execution of a Letter of Intent to acquire Water Bank of America, Inc., a Canadian corporation. The closing is subject to the execution and delivery of a definitive agreement and various other conditions; no assurance can be given that this acquisition will be completed. For additional information, please see our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on or about April 13, 2006, which is incorporated herein by this reference. The closing of the acquisition has been extended to no later than September 30, 2006.

Results of Operations

Our Company has generated limited profits since inception. We generated a net loss of ($27,308) on Revenue of $1,379,133 for the quarterly period ended June 30, 2006, and a net income of $18,444 on revenue of $1,125,364 for the quarterly period ended June 30, 2005. The increase in net loss during the quarterly period ended June 30, 2006, was primarily attributed to two factors: First, although we increased our sales volume for the quarterly period ended June 30, 2006, as compared to the quarterly period ended June 30, 2005, our gross margins decreased from 8.4% to 4.7% resulting in a decrease in gross profit of $29,395 for the comparative periods. This decrease in gross profit can be directly attributable to a general softening of the used car market brought about by increasing fuel costs. This softening forced us to adjust our inventory to include more fuel efficient vehicles and sell less fuel efficient vehicles in the wholesale market at margins less than received in the retail market; and Second, General and administrative expenses for the comparative periods increased by 21%. This increase resulted primarily from higher payroll expenses from new personnel not on the payroll during the period ending June 30, 2005. Also, interest costs increased by 118% due to higher interest rates charged by our lenders.

Revenues increased from $1,125,364 for the quarterly period ended June 30, 2005, to $1,379,133 for the quarterly period ended June 30, 2006. For the quarter ending June 30, 2006 , 60% of the vehicles sold were retail or lot generated versus 80% for the quarter ending June 30, 2005 Wholesale sales increased from 20% to 40% for the periods. Approximately 75% of the retail sales leads are initiated from AutoTrader.com, Cars.com, and our web site, www.autostradamotors.com. The remaining sales leads come from drive-by traffic (12.5%) and customer referrals (12.5%). All retail sales are finalized at our offices located at the sales lot.

Liquidity and Capital Resources

During the quarterly periods ended June 30, 2006, and 2005, we had revenues of $1,379,133 and $1,125,364 respectively; there were accounts receivable at June 30, 2006, and December 31, 2005 of $36,031 and $42,815, respectively. Inventory was $497,620 and $540,791, respectively, at June 30, 2006, and December 31, 2005.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 12, 2006, subsequent to the period covered by this quarterly report, our Board of Directors resolved to issue 2,000,000 shares of “unregistered” and “restricted” common stock, par value $0.001, pursuant to subscription agreements executed between the Company and two investors. The aforementioned funds are being held in escrow pending closing the proposed transaction between the Company and Water Bank of America, Inc.; and the issuance of these securities will be void if there is no such closing. The closing is subject to the execution and delivery of a definitive agreement and various other conditions; no assurance can be given that this acquisition will be completed. If the closing is consummated between the Company and Water Bank of America, Inc., we will file within four business days a Current Report on Form 8-K outlining all material terms of the transaction. For additional information, please see our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on or about April 13, 2006.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

On April 13, 2006, we announced the execution of a Letter of Intent to acquire Water Bank of America, Inc., a Canadian corporation. The closing is subject to the execution and delivery of a definitive agreement and various other conditions; no assurance can be given that this acquisition will be completed. For additional information, please see our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on or about April 13, 2006, which is incorporated herein by this reference.

On April 19, 2006 our Board of Directors resolved to establish a wholly owned subsidiary by the name of ASDM Holdings, Inc. The Board of Directors also resolved to transfer all operations, including assets and liabilities, into this subsidiary.

On May 3, 2006, our Board of Directors resolved to effect a forward split, by dividend, of our outstanding common stock on the basis of eight for one. The forward split had an effective date as of May 15, 2006.

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

AUTOSTRADA MOTORS, INC.

Date:	08/04/06	By:	/s/Douglas W. Fry
Douglas W. Fry, President and Director

Date:	08/04/06	By:	/s/Travis T. Jenson
Travis T. Jenson, Secretary, Treasurer, CFO and Director