Form 10QSB
period 2006-09-30
AUTOSTRADA MOTORS INC
filed 2006-10-17
CIK 1286923

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the three month period ended September 30, 2006

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: October 16, 2006 – 10,400,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

September 30, 2006

C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTOSTRADA MOTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$8,963	$43,644
Cash in Escrow - Restricted - See note 3 and 4	1,000,000	—
Accounts Receivable	49,069	42,815
Financing Receivables	22,260	39,255
Employee Advances	1,730	2,184
Prepaid Expenses	900	900
Prepaid Taxes	640	—
Current Portion Prepaid Consulting	—	4,688
Inventory	512,807	540,791
Total Current Assets	1,596,368	674,277

Property, Plant, & Equipment [Net]	53,005	66,855

Other Assets
Non-current Financing Receivables	11,041	13,284
Deposits	2,600	2,600
Deferred Tax Asset	8,133	8,133
Total Other Assets	21,774	24,017

Total Assets	$1,671,146	$765,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Bank overdraft	$31,483	$—
Accounts Payable	88,215	269,214
Sales Tax Payable	21,819	30,865
Taxes Payable	—	1,453
Line of Credit	236,244	207,589
Notes Payable to Related Parties	1,293	39,226
Total Current Liabilities	379,053	548,347

Notes Payable Related Party	230,500	126,500

Total Liabilities	609,553	674,847

Stockholders’ Equity
Preferred stock: $.001 par value,
500,000 shares authorized,
no issued or outstanding	$—	$—
Common stock, $.001 par value,
70,000,000 shares authorized, 10,400,000
issued and outstanding [Restated for Stock Split]	10,400	8,400
Paid in Excess of par value [Restated for Stock Split]	1,106,412	108,412
Accumulated deficit	(55,218)	(26,510)
Total Stockholders’ Equity	1,061,593	90,302
Total Liabilities and Stockholders’ Equity	$1,671,146	$765,149

See accompanying notes to the financial statements.

AUTOSTRADA MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues	$1,114,638	$1,261,221	$3,871,204	$3,568,525
Cost of Goods Sold	1,014,142	1,167,459	3,604,691	3,302,236

Gross Profit (Loss)	100,496	93,762	266,513	266,289

Advertising	7,391	8,617	20,800	20,770
Depreciation	4,762	3,962	14,117	11,101
General & Administrative Expenses	67,848	76,269	232,963	209,147

Operating Income (Loss)	20,496	4,914	(1,366)	25,271

Other Income and Expense

Interest Income	1,818	2,554	6,990	6,539
Interest Expense	(12,713)	(7,637)	(34,290)	(19,597)

Net Income (Loss) Before Taxes	9,601	(169)	(28,666)	12,213

Current Year Provision (benefit) for Income & Franchise Taxes	—	—	42	—

Net Income (Loss)	$9,601	$(169)	$(28,708)	$12,213

Income (Loss) Per Share	0.01	(0.01)	(0.01)	0.01

Weighted Average Shares Outstanding	10,117,391	8,400,000	8,978,755	8,400,000

See accompanying notes to the financial statements.

AUTOSTRADA MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	For the Nine	For the Nine
	Months ended	Months ended
	September 30,	September 30,
	2006	2005
Cash Flows From Operating Activities:
Net Income (Loss)	$(28,708)	$12,213
Adjustments to reconcile net profit to
net cash provided by operating activities:
Depreciation Expense	14,117	11,101
Stock issued for services	—	14,063
(Increase) Decrease in Accounts Receivable	(6,254)	(19,422)
(Increase) Decrease in Financing Receivables	19,238	(52,692)
(Increase) Decrease in Inventory	27,984	(190,356)
(Increase) Decrease in Prepaid Expenses	4,048	1,829
(Increase) Decrease in Employee Advances	454
Increase (decrease) in Accounts Payable	(180,999)	238,155
Increase (decrease) in Bank Overdraft	31,483	—
Increase (decrease) in Accrued Liabilities	(10,499)	19,570
Net Cash Provided by/(Used for) Operating Activities	(129,136)	34,461
Cash Flows From Investing Activities:
Purchase of Property, Plant, & Equipment	(267)	(10,481)

Net Cash Provided by/(Used for) Investing Activities	(267)	(10,481)
Cash Flows From Financing Activities:
Cash from stock issued to escrow	1,000,000	—
Repayment on Related Party Notes	(55,692)	(12,674)
Proceeds from Related Party Notes	121,759	135,000
Proceeds from Lines of Credit	1,585,706	880,915
Repayment on Lines of Credit	(1,557,051)	(918,405)

Net Cash Provided by/(Used for) Financing Activities	1,094,722	84,836
Net Increase in Cash	965,319	108,816
Beginning Cash Balance	43,644	17,336
Ending Cash Balance	$1,008,963	$126,152
Supplemental Discloser of Cash Flow Information:
Stock issued for services	$—	$14,063
Cash paid for Taxes	$640	$100
Cash paid during the year for Interest	$34,290	$19,597

See accompanying notes to the financial statements.

AUTOSTRADA MOTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operation for period ended September 30, 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 – RELATED PARTY PAYABLES

As of September 30, 2006, the Company has recorded a note payable to a shareholder for $38,000. This agreement was amended in July 2006, increasing the limit available to $50,000 and the maturity date to August 1, 2008.

As of September 30, 2006, the Company has recorded a note payable to a related party for $192,500. This agreement was amended on June 28, 2006 to increase the limit available to $200,000 and the maturity date to August 1, 2009. The note requires monthly interest payments of prime plus 2.25 percent. During the three months ended September 30, 2006, the Company was advanced an additional $1,172 on the note.

A related party, by common management, has paid $1,293 in expenses on behalf of the Company for the three months ended September 30, 2006. This amount is non-interest bearing and payable upon demand.

NOTE 3 – CONTINGENCY

On April 13, 2006, the Company executed a Letter of Intent to acquire Water Bank of America, Inc., a Canadian corporation. The closing is subject to the execution and delivery of a definitive agreement and various other conditions. The Company is currently working on finalizing the acquisition. No assurance can be given that this acquisition will be completed.

NOTE 4 – EQUITY

On May 3, 2006, the Company’s Board of Directors resolved to affect a forward split, by dividend, of its outstanding common stock on the basis of eight for one. The forward split was effective as of May 15, 2006. The Company has accounted for the forward split as if the additional shares were issued with the original shares.

On July 12, 2006, the Company issued 2,000,000 shares of its common stock in exchange for $1,000,000, or $0.50 per share. The shares and cash were placed in escrow contingent on the closing of its acquisition of Water Bank of America (WBOA). If the acquisition is not completed, the cash will be returned to the investor and the shares will be returned to the Company as treasury stock. See Note 3 regarding the Letter of Intent to acquire WBOA.

NOTE 5 – CONSOLIDATION

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

NOTE 6 – LEASES

On June 1, 2006, the Company extended the lease for their retail location to August 31, 2007. Accordingly, the Company will be required to make minimum lease payments of $7,950 for the remaining three months of 2006 and minimum lease payments of $21,200 for 2007.

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

On April 13, 2006, we announced the execution of a Letter of Intent to acquire Water Bank of America, Inc., a Canadian corporation. The closing is subject to the execution and delivery of a definitive agreement and various other conditions; no assurance can be given that this acquisition will be completed. For additional information, please see our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on or about April 13, 2006, which is incorporated herein by this reference. The closing of the acquisition has been extended to no later than October 31, 2006.

Results of Operations

Our Company has generated limited profits since inception. We generated a net income of $9,601 on Revenue of $1,114,638 for the quarterly period ended September 30, 2006, and a net loss of ($169) on revenue of $1,261,221 for the quarterly period ended September 30, 2005.

Revenues decreased from $1,261,221 for the quarterly period ended September 30, 2005, to $1,114,638 for the quarterly period ended September 30, 2006. For the quarter ending September 30, 2006 , 60% of the vehicles sold were retail or lot generated versus 80% for the quarter ending September 30, 2005 Wholesale sales increased from 20% to 40% for the periods. Approximately 75% of the retail sales leads are initiated from AutoTrader.com, Cars.com, and our web site, www.autostradamotors.com. The remaining sales leads come from drive-by traffic (12.5%) and customer referrals (12.5%). All retail sales are finalized at our offices located at the sales lot.

Liquidity and Capital Resources

During the quarterly periods ended September 30, 2006, and 2005, we had revenues of $1,114,638 and $1,261,221 respectively; there were accounts receivable at September 30, 2006, and December 31, 2005 of $49,069 and $42,815, respectively. Inventory was $512,807 and $540,791, respectively, at September 30, 2006, and December 31, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 12, 2006, our Board of Directors resolved to issue 2,000,000 shares of “unregistered” and “restricted” common stock, par value $0.001, pursuant to subscription agreements executed between the Company and two investors. The aforementioned funds are being held in escrow pending closing the proposed transaction between the Company and Water Bank of America, Inc.; and the issuance of these securities will be void if there is no such closing. The closing is subject to the execution and delivery of a definitive agreement and various other conditions; no assurance can be given that this acquisition will be completed. If the closing is consummated between the Company and Water Bank of America, Inc., we will file within four business days a Current Report on Form 8-K outlining all material terms of the transaction. For additional information, please see our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on or about April 13, 2006.

These shares of common stock were sold to persons who were “accredited investors” as defined in Rule 501 of Regulation D of the Securities and Exchange Commission, and we believe the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D.

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

AUTOSTRADA MOTORS, INC.

Date:	10/17/06	By:	/s/Douglas W. Fry
Douglas W. Fry, President and Director

Date:	10/17/06	By:	/s/Travis T. Jenson
Travis T. Jenson, Secretary, Treasurer, CFO and Director